Form 10-Q
period 2008-09-30
Northsight Capital, Inc.
filed 2008-11-14
CIK 1439397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
(619) 704-1325

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2008, was 1,400,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

September 30,
2008
ASSETS

Current assets:
Cash	$240
Total current assets	240

Total assets	$240

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	1,000
Accounts payable - related party	20,474
Notes payable - related party	1,387
Total current liabilities	22,861

Total liabilities	22,861

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 850,000 shares issued and outstanding	850
Additional paid-in capital	16,750
(Deficit) accumulated during development stage	(40,221)
Total stockholders' equity	(22,621)

Total liabilities and stockholders' equity	$240

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	May 21, 2008
	three months ended	(inception) to
	September 30, 2008	September 30, 2008

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit (loss)	-	-

Operating expenses:
General and administrative	11,730	11,730
Professional fees	2,217	4,717
Professional fees - related party	9,574	19,574
Rent	4,200	4,200

Total operating expenses	27,721	40,221

(Loss) before provision for income taxes	(27,721)	(40,221)

Provision for income taxes	-	-

Net (loss)	$(27,721)	$(40,221)

Weighted average number of common shares	850,000	823,684
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.05)

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

May 21, 2008
(inception) to
September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(40,221)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	1,000
Increase in accounts payable - related party	20,474

Net cash used in operating activities	(8,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	7,600
Proceeds from notes payable - related party	1,440
Payments to notes payable - related party	(53)

Net cash provided by financing activities	8,987

NET CHANGE IN CASH	240

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$240

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash activities:
Number of shares issued for services	100,000

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from May 21, 2008 (inception) through the period ended September 30, 2008 of ($40,221). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following at September 30, 2008:

September 30, 2008
Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$1,387

$1,387

Interest expense for the period of May 21, 2008 (inception) through September 30, 2008 was $0.

NOTE 5 – STOCKHOLDERS EQUITY

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

As of September 30, 2008, there have been no other issuances of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 21, 2008, the Company issued an officer of the Company 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for cash totaling $7,500.

On June 26, 2008, an officer of the Company donated $100 to the Company and is considered donated capital and recorded as additional paid in capital.

During the three months ended September 30, 2008, the Company received cash totaling $1,440 from an officer, director and shareholder of the company which was considered a loan.  During the three months ended September 30, 2008 the Company repaid $53.  The balance of the note as of September 30, 2008 was $1,387. (See Note 4)

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

As of September 30, 2008, the Company had accounts payable totaling $15,900 due to an entity owned and controlled by an officer and director and shareholder of the Company.  These expenses are the Company’s portion of rent, utilities, telephone, etc. for the shared office space.

As of September 30, 2008, the Company had accounts payable totaling $4,574 due to an entity who is a shareholder of the Company.  This entity provides legal services to the Company.

NOTE 7 – SUBSEQUENT EVENTS

On October 6, 2008, the Company executed a convertible promissory note for $55,000 from an individual.  The note is due in 90 days.  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note into 165,000 shares of common stock plus receive accrued interest of $5,000 in cash.  The fair value of the common stock is $16,500.  The lender also has the option to convert $27,500 of the note into 82,500 shares of common stock plus receive accrued interest of $5,000 in cash and the remaining principal amount will be repaid in cash.  The fair value of the common stock is $8,250.

On November 7, 2008, the Company issued 550,000 shares of its $0.001 par value common stock for cash at a price of $0.10 per share for a total amount raised on $55,000.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Since our inception on May 21, 2008 through September 30, 2008, we have not generated any revenues and have incurred a net loss of $40,221. In May of 2008 our only business activity was the formation of our corporate entity and the development of our business model.  On July 11, 2008 we filed an S-1 Registration Statement with the SEC and the registration statement became effective on July 21, 2008. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital we raised in the recently filed registration statement has been budgeted to cover the costs associated with the offering, travel expenses, product development, working capital, and covering various filing fees and transfer agent fees.

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

There are many important factors having a significant impact on grocery food categories sales: long-term, perennial trends, as well as convenience and health.  We recognize that the competition of non-alcoholic products is extremely fierce.  However, among bottled waters, the enhanced lines show signs of growth.  Our product line differs from many of our competitors by offering nutritional supplements as well as essential vitamins.  We intend to utilize a “Cold Fill” process which results in an enhanced bottle water product but contains no calories, carbohydrates or colors.  In addition, our intended products will offer a substantial amount of supplements and organic ingredients.

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

Short-Range Plan (Years 1 and 2)

With an appropriate level of capital resources from outside investors, our primary business focus will be on establishing our initial products. Once the initial products are established, we plan on obtaining shelving space for our products in major grocery centers in Arizona and California. Our secondary focus will be on other areas, to help build necessary distribution by year 5. A key element of the Company’s short-range plan is an aggressive effort to gain new distribution. There remain several potential upsides in the short-range plan, which include the following three most important opportunities:

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

•  We will need to establish public relations in major southwestern metropolitan areas and key geographies. We hope to create awareness of our product line, by publicizing local events as well as by the Company’s consumer supports at fitness centers and through trainers;
•  Distribution and slotting allowances to get on shelf and gain distribution;
•  TPRs (Temporary Price Reductions) for in-store support;
•  In-store demonstrations in selected markets;
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

We have filed an S-1 registration statement to raise the basic minimum amount of funds to provide sufficient cash for the next 12 months. We completed the raise of capital as set forth in our S-1 registration statement during the early part of November 2008.

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

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. We anticipate requiring additional capital within the next 12 months to hire at least one full time person.  Additionally, we anticipate the need for additional personnel upon certain events occurring such as:  the current offering being completed, commencement of our product development program, and the establishment of an advertising campaign, which we anticipate to occur during the next 12 months.

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

Stage II: Development of our business operations based upon our receipt of the net funds from our offering of $49,200.  Subsequent to the quarter ended September 30, 2008, we were able to raise the funds from our offering.  However, we have yet to commence the majority of milestones set forth in Stage II of our Plan of Operation as a result of only recently obtaining the funds.  During Stage II, we intend to continue expansion of our business plan and prepare for the production of our product lines and creation of inventory.

Stage III: Development of our business operations is based upon our receipt of additional equity and/or debt in the approximate sum of $100,000 to $200,000. If, and when we raise the $100,000 in Stage III, we intend to pay our President a salary of $25,000 per year. There are no accruals for past salary, and the commencement date of such salary would not occur until such time as the additional funds (in addition to funds received under Stage II) are acquired. An additional $20,000 would be allocated toward salaries, and the balance of $55,000 would be utilized for legal, accounting, website enhancements, inventory development and general office expenses. In the event an additional $100,000 were raised (in addition to the $55,000 in Stage II offering, and $100,000 referenced above), we would allocate the 2nd $100,000 primarily to additional inventory, office space and additional staff. We anticipate that it will take us approximately 90 days after the funding referenced in this Stage III to expand our inventory, hire personnel, and obtain office space.

Until an infusion of capital is received, we will not be able to complete Stage II of our Plan of Operation. As of the quarter ended September 30, 2008, we had insufficient capital to commence any significant inventory development.  Our Plan of Operation is premised upon having inventory dollars available and we believe that the inventory dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern.

On November 7, 2008, we closed our direct public offering and were able to raise $55,000 as proposed.  We believe that the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from potential operations. Out of the $55,000 raised we have allocated net proceeds of $49,200, which should comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

After the offering of $55,000, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the shares being offered in this prospectus. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our inventory to levels under Stage III. Alternatively, we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from the offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Liquidity and Capital Resources

Cash will be increasing primarily due to the receipt of funds from our direct public offering to offset our near term cash equivalents, in addition  to funds received from a third party loan.  Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of product sales. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Mr. Steve Nickolas, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Nickolas concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure.

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

We were incorporated in May of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $40,221 for the period ended September 30, 2008, and (iii) we have incurred a net loss $27,721 for the period ended September 30, 2008.  We have been focused on organizational and start-up activities, business plan development, and commenced the development of our products since we incorporated. Although we have commenced the development of our enhanced bottle water product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our very recent start-up nature, we will have to incur the costs of product development, production expenses, advertising, all which are intended to generate revenues from our products, in addition to hiring new employees and commencing additional marketing activities for product sales and distribution. To fully implement our business plan we will require substantial additional funding. The recent direct public offering of $55,000, will only enable us to commence our product development, and will assist us in further developing our initial business operations, including the enhancement of product lines; however, will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for travel, accounting, legal, product development, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of Northsight to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, investors will lose their investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

We are significantly dependent on our sole officer and director, Mr. Steve Nickolas. The loss or unavailability to Northsight of Mr. Nickolas’ services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements.

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

As a result of our reliance on Mr. Nickolas, and his lack of experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Nickolas intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company; however, such management is not anticipated until the occurrence of future financing. Since the offering of $55,000 will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Nickolas to make the appropriate management decisions.

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

As a result of Mr. Nickolas’ majority ownership of our outstanding common shares even after the offering of $55,000, Mr. Nickolas will control our issuance of securities.

Mr. Nickolas owns approximately 54% of our outstanding common share after the completion of the $55,000 direct public offering.  As a consequence of Mr. Nickolas’ controlling stock ownership position, acting alone he will be able to authorize the issuance of securities that may dilute and otherwise adversely affect the rights of purchasers of stock in the offering, including preferred stock. Additionally, he may authorize the issuance of securities to anyone he wishes, including himself and his affiliates at prices significantly less than the offering price.

As a consequence of his stock ownership position, Mr. Nickolas retains the ability to elect a majority of our board of directors, and thereby control our management. These individuals will also initially have the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of ownership by these individuals could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

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

We intend to file an application to a market maker to apply for inclusion of our common stock on the OTC Bulletin Board.  However, there can be no assurance that our attempt to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of our form 2-11 and the filing of this report.

Our common stock could be deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

In the event when our securities are accepted for trading in the over-the-counter market, trading of our common stock may be subject to certain provisions of the Securities Exchange act of 1934, commonly referred to as the “penny stock” as defined in Rule 3a51-1.  It therefore will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock.   A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances during the quarter ended September 30, 2008.

Use of Proceeds From Sales of Registered Securities

On July 21, 2008, our registration statement (File No. 333-152290) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission.  Under this registration statement, we registered 550,000 shares of our common stock with an aggregate offering price of $55,000.  Subsequent to our quarter ending September 30, 2008, the direct public offering closed (closing was on November 7, 2008), wherein we received subscriptions for the total of 550,000 of the shares offered.  All shares of common stock offered were sold for the aggregate offering price directly by us with no commissions paid on the funds raised.

We incurred offering expenses of approximately $5,800 in connection with the offering.  Thus the net offering proceeds to us (after deducting offering expenses) were approximately $49,200.  No offering expenses were paid directly or indirectly to any of our officers or directors (or their associates).

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2008.

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

Date: November 13, 2008