Form 10-K
period 2008-12-31
Northsight Capital, Inc.
filed 2009-03-31
CIK 1439397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-152290

NORTHSIGHTCAPITAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2727362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14301 North 87th Street, Suite 301
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:     (480) 272-7290

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $55,000 based on a share value of $0.10.

The number of shares of Common Stock, $0.001 par value, outstanding on March 30, 2009 was 1,400,000 shares.

NORTHSIGHT CAPITAL, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

Index to Report
on Form 10-K

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

Throughout this Annual Report references to “we”, “our”, “us”, “Northsight”, “the Company”, and similar terms refer to Northsight Capital, Inc.

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

PART I

ITEM 1.                      BUSINESS

General Business Development

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

Since our inception on May 21, 2008 through December 31, 2008, we have not generated any revenues and have incurred a net loss of $128,877. In May of 2008 our only business activity was the formation of our corporate entity and the development of our business model.  On July 11, 2008 we filed an S-1 Registration Statement with the SEC and the registration statement became effective on July 21, 2008. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital we raised in the filed registration statement has been budgeted to cover the costs associated with the offering, travel expenses, product development, working capital, and covering various filing fees and transfer agent fees.

Current Business Operations

On November 7, 2008, we closed our direct public offering and were able to raise $55,000 as proposed.  We believe that the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from potential operations. Out of the $55,000 raised we have allocated net proceeds of $50,000, which should comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

Principal Products and Services

We intend to introduce a new line of enhanced bottled water products to the grocery and retail markets. We are developing a line of enhanced bottled waters using a cold fill process. Using the cold fill process, Northsight is intending to transform the bottled water industry by offering proprietary enhanced bottled water.  With an appropriate level of capital resources from outside investors, our primary business focus will be on establishing our initial products.

According to Mr. Nickolas, our sole officer and director, Northsight’s first product formulations are intended to be as follows:

•
Lean Water for Weight Management-Weight Management Water is a product being formulated to build lean muscle mass, suppress appetite and promote optimum intestinal health.  It will combine Super Citrimax appetite suppressor, increased calcium and magnesium absorption and support to a healthy digestive system.  Each bottle is intended to deliver 750mgs of active ingredients.

•
Joint Health Water-Joint Health Water is being formulated to contain Regenasure, a proprietary form of Glucosamine Hydrochloride.  Glucosamine Hydrochloride is a unique fermentation derived glucosamine.  It is produced from a vegetable source and is the only non-animal, non-shellfish derived glucosamine hydrochloride.  Glucosamine alleviates joint pain by re-building the collagen in sour elbows and knees.  Each 500 ml bottle is being formulated to contain 750mgs of glucosamine.  Two bottles would deliver the 100% daily dosage of glucosamine recommended by health professionals.

•
Immune Water-Immune Booster Water is being formulated to contain a combination of Calcium Lactate Gluconate, Ascorbic Acid, Maca Extract, Zinc Aspartate, Selenium Chelated Amino Acid, Sun-Active Iron, Ortho Silicilic Acid (extracted from bamboo) and Germanium.  These ingredients are ideal in promoting a healthy immune system over a period of time.

•
Calcium w/Minerals Water-Calcium with Minerals Water contains Aquamin, a natural calcified mineral source.  Harvested off the west coast of Ireland, Aquamin is a product of vegetable origin that provides bioactive calcium, magnesium and trace minerals for bone health and overall wellness.  We intend to formulate a product that ensures that the calcium is completely dissolved and bio-available.  Each 500 ml bottle contains 350mgs of Aquamin.

•
Digestive Health w/Fiber Water-Digestive Health (w/Fiber) Water is being formulated to contain Frutafit, a fructo-oligosacchride from Chicory Root.  Frutafit is a soluble, pre-biotic complex carbohydrate that promotes digestive health by selectively increasing beneficial bacteria (bifidous) while decreasing harmful bacteria (E. coli, salmonella, etc.).  This in turn regulates gut health and helps to prevent both constipation and diarrhea.  Each 500 ml bottle is being formulated to contain 2500mgs of dietary fiber.  Two bottles, when available, will contain a fiber content of 5g that will represent 20% of the 25g daily intake of fiber recommended by health professionals.

•
Fresh o2 Breath Freshening Water-Fresh o2 Breath Freshening Water is being formulated to contain a sensate needed for strong teeth and good oral care with a unique ability to create tasteless water that actually refreshes the palette without incorporating a flavor.  The refreshing taste of menthol without the taste.

•
Glucose Regulator Water-Glucose Regulator Water is being formulated to contain Chromium.  Chromium is an essential trace mineral that aids in the glucose metabolism, regulation of insulin’s action and the healthy blood glucose and triglyceride levels.  This product can be used by both diabetics and athletes as chromium is vital for the transportation of glucose into cells (energy), regulating blood sugar levels, increasing insulin sensitivity, reducing body fat and increasing lean muscle mass.  Each 500 ml bottle contains 100mcgs of active ingredient.

Distribution Methods and Marketing

Northsight’s future products are intended to bring news and excitement to the categories in which it competes. Consumers are seeking new products that offer convenience and added health benefits.  Northsight intends to introduce new product entries as research and funds permit.  They will all leverage the unique access to cold –fill, enhanced bottled water, which has been formulated by Mr. Nickolas.  Northsight’s product strategy is to deliver enhanced bottled water which leverages prevailing industry trends, which are conveniently incorporated into the average American lifestyle.  Northsight is focused on finding ways to bring more health conscious products into the market.  The proposed product line will establish a solid base from which the Company will extend its brand and build a franchise with line extensions and new products.

Once the initial products are established, Northsight plans on obtaining shelving space for our products in major grocery centers in Arizona and California. Secondary focus will be on other areas, to help build necessary distribution by year 5.

Sources and Availability of Raw Materials and Principal Suppliers

Once Northsight has raised enough capital to begin production of its intended products, we will need to purchase beverage flavors and raw materials for our packaging and labeling, which will most likely be supplied by independent suppliers.  It is Northsight’s intention to locate two or more sources for the manufacture and packaging of our products.

Northsight intends to produce its products by utilizing a cold fill process.  One of the primary benefits of the organic cold fill process is the ability to utilize a cold fill beverage plant as opposed to a hot fill or aseptic manufacturing facility to make the Northsight line of products.  Northsight will be contracting with an appropriate facility.   We are looking for a facility which is equipped to handle capacity of 120 bottles per minute, or the equivalent of 1.3 million cases per year, on a two shift, five days per week basis.

Intellectual Property

Upon completion of our brand development, we will regard substantial elements of our brands and underlying intellectual property as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently do not have any intellectual property we consider proprietary, as we are currently in our development stage.

Personnel

We are a development stage company and currently have only one part-time employee, Steve Nickolas, who is also our sole officer and director. We look to Mr. Nickolas for his entrepreneurial skills and talents. It is Mr. Nickolas who provided us his experience and knowledge for development of our business plan.  Initially Mr. Nickolas will coordinate all of our business operation and has provided the working capital to cover our initial expense.

We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees; however, we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Competition and Market Overview

The beverage industry is highly competitive, although it may be undergoing a substantial change with regards to consumers and U.S. regulatory bodies that are increasingly recommending health conscious diets. Our intended beverage products will compete not only with other similar beverages, but also with other types of beverages, including soft drinks, coffee, beer, wine, and fruit juices. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we do.

Unlike the typical consumer who thinks of bottled water as a commodity product strictly for hydration purposes, Northsight’s products will be packaged and marketed for individuals who take an active role in their own or their family’s wellness and health.  This customer base has become more widely targeted over the past few years as large consumer companies have created products specifically for this audience.  These efforts have generated a much broader awareness of enhanced waters, laying the groundwork for a superior product, such as the line Northsight intends to offer.

Government Regulation

We anticipate that our products will be required to comply with applicable laws in the United States. Flavored or enhanced waters are subject to a number of strict federal, state and industry regulations. These serve to ensure that the product is consistent in public safety and quality. The United States Food and Drug Administration (FDA) regulate flavored and enhanced waters as a packaged food product. Flavored and enhanced waters also must meet state regulations that, in some cases, are more stringent than the prevailing FDA and EPA standards. We also anticipate that the FDA will regulate the labeling of our products.

Government Regulation of Bottled Water

Prior to 1996, bottled water was regulated in the same fashion as municipal water. Municipal water is regulated not as a food by the FDA, but as a commodity by the Environmental Protection Agency (EPA) pursuant to the Safe Drinking Water Act which only provided for certain mineral/chemical content requirements so as to ensure water safety, not product definition.

In 1996, the United States enacted statutes and regulations to regulate bottled water as a food. Accordingly, bottled water must meet FDA standards for manufacturing practices and chemical and biological purity. Furthermore, these standards undergo a continuous process of revision. The labels affixed to bottles and other packaging of the water is subject to FDA restrictions on health and nutritional claims for foods.

As of 1996, bottled water is fully regulated as a food by the FDA under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) 21 U.S.C. 301. The FFDCA defines food as "articles used for food or drink for man or other animals." This includes bottled water sold in containers at retail outlets as well as containers distributed to the home and office market. This legislation was designed to ensure that bottled water companies clearly and accurately define the type of water that was being bottled and sold to the public. The FDA adopted the basic mineral/chemical guidelines employed by the EPA, while making some aspects more stringent.

Bottled water is also subject to state and local regulation. Bottled water must originate from an “approved source” in accordance with standards prescribed by the state health department in each of the states in which the Company’s products will be sold. The source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. There are annual compliance monitoring tests of both the source and the bottled water. The health departments of the individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers.

Government Regulation of Enhanced Beverages

Enhanced beverages are regulated in similar fashion to bottled water, with the primary exception being the wording on the label as the determinant factor as to the type of product the beverage is perceived to be. In the event structure or function claims are made on the packaging or advertising (i.e. “helps to lose weight” or “helps to prevent cancer”), the product must then be treated and packaged as a nutritional supplement, which is regulated under the Dietary Supplement Health and Education Act (DSHEA).

For decades, the Food and Drug Administration regulated dietary supplements as foods, in most circumstances, to ensure that they were safe and wholesome, and that their labeling was truthful and not misleading. An important facet of ensuring safety was FDA’s evaluation of the safety of all new ingredients, including those used in dietary supplements, under the 1958 Food Additive Amendments to the Federal Food, Drug, and Cosmetic Act (FD&C Act). However, with passage of the Dietary Supplements Health and Education Act of 1994 (DSHEA), Congress amended the FD&C Act to include several provisions that apply only to dietary supplements and dietary ingredients of dietary supplements. As a result of these provisions, dietary ingredients used in dietary supplements are no longer subject to the premarket safety evaluations required of other new food ingredients or for new uses of old food ingredients. They must, however, meet the requirements of other safety provisions.

The provisions of DSHEA define dietary supplements and dietary ingredients; establish a new framework for assuring safety; outline guidelines for literature displayed where supplements are sold; provide for use of claims and nutritional support statements; require ingredient and nutrition labeling; and grant FDA the authority to establish good manufacturing practice regulations. The law also requires formation of an executive level Commission on Dietary Supplement Labels and an Office of Dietary Supplements within the National Institutes of Health.

In such case, the packaging on the product must denote the product as a “Dietary Supplement,” and the ingredient and nutritional information must be disclosed in a portion of the packaging known as a “Supplement Facts” box. In the event there are no structure or function claims, the product can then be sold as a beverage, with all appropriate information detailed on the label in a “Nutrition Facts” box. Other details, such as whether a product is an enhanced water is a true “water” or a “water drink” are vague. Enhanced waters are also subject to certain bottled water classifications, depending upon the claims and disclosures of the types of water used in the product (i.e. spring water, purified water, etc.).

ITEM 1A.                   RISK FACTORS

Risks Relating with Our Business and Marketplace

We are a development stage company organized in May 2008 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in May of 2008 as a Nevada corporation. As a result of our start-up operations we have generated no revenues and we have incurred a net loss $128,877 for the period ended December 31, 2008.  We have been focused on organizational and start-up activities, business plan development, and development of our products since we incorporated. Although we have commenced the development of our enhanced bottle water product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Following the offering we are seeking to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

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

Our business plan is significantly dependent upon the abilities and continued participation of Steve Nickolas, our president. It would be difficult to replace Mr. Nickolas at such an early stage of development of Northsight. The loss by or unavailability to Northsight of Mr. Nickolas’ services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Nickolas could result in the loss of one’s investment.  Additionally, our business plan is significantly dependent upon the abilities and continued participation of Mr. Nickolas, which the loss or unavailability of Mr. Nickolas could materially impact our business operations.

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

As a result of our reliance on Mr. Nickolas, and his lack of experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Nickolas intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company; however, such management is not anticipated until the occurrence of future financing. Since the offering of $55,000 has not sufficiently capitalized our company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Nickolas to make the appropriate management decisions.

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

We have submitted an application to a market maker to apply for inclusion of our common stock on the OTC Bulletin Board.  However, there can be no assurance that our attempt to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of our form 2-11 and the filing of this report.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We currently maintain an office at 14301 North 87th Street, Suite 301, Scottsdale, Arizona.  This office is also shared with another entity owned by controlled by our officer and director, Steve Nickolas.  During the quarter ended September 30, 2008, we agreed to pay a pro rata amount of administrative expenses to the related entity.  During the year ended December 31, 2008, we paid approximately $35,200 in rent to the related entity, which covered a portion of rent, utilities, telephone and general services provided to Northsight. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3.                      LEGAL PROCEEDINGS

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2008.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

We have filed for inclusion of our common stock on the Over-the-Counter Bulletin Board; however, there can be no assurance that FINRA will approve the inclusion of the common stock. Prior to the effective date of our offering, our common stock was not traded.

Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by that service.  Although we have submitted an application to a market maker for the OTC Bulletin Board, we do not anticipate our shares to immediately be traded in the public market. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application submitted to a market maker for the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.  There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market.  Also, there can be no assurance that a public trading market will develop in the future or, if such a market does develop, that it can be sustained.

Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholder to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.  Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of March 30, 2009, we had approximately 45 stockholders of record of the 1,400,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors.

We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business.  Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

Use of Proceeds From Sales of Registered Securities

On July 21, 2008, our registration statement (File No. 333-152290) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission.  Under this registration statement, we registered 550,000 shares of our common stock with an aggregate offering price of $55,000.  On November 7, 2008, the direct public offering closed, wherein we received subscriptions for the total of 550,000 of the shares offered.  All shares of common stock offered were sold for the aggregate offering price directly by us with no commissions paid on the funds raised.

We incurred offering expenses of approximately $5,000 in connection with the offering.  Thus the net offering proceeds to us (after deducting offering expenses) were approximately $50,000.  No offering expenses were paid directly or indirectly to any of our officers or directors, or their associates.

As of December 31, 2008, the net proceeds had been used for accounting and administrative expenses, research and development, travel, and expenses relating to the development of our intended product line.  As of December 31, 2008, we had used all of the net proceeds received from our offering.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2008.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      PLAN OF OPERATION

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

Our officer and director, Mr. Nickolas has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Nickolas out of the funds being raised in the offering; however we did pay $5,000 to Mr. Nickolas as compensation for his services to the Company. If we were to not receive any additional funds, including the funds from the offering, we could continue in business for the next 12 months. However, we would not be in a position to complete the inventory as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues.

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

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital of $7,500 initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500; (2) goals based upon our funding of $55,000; and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

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

Stage II: Development of our business operations based upon our receipt of the net funds from our offering of $50,000.  In November 2008, we were able to raise the funds from our offering.  However, we have yet to commence the majority of milestones set forth in Stage II of our Plan of Operation as a result of only recently obtaining the funds.  During Stage II, we intend to continue expansion of our business plan and prepare for the production of our product lines and creation of inventory.

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

On November 7, 2008, we closed our direct public offering and were able to raise $55,000 as proposed.  We believe that the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from potential operations. Out of the $55,000 raised we have allocated net proceeds of $50,000.  Our Plan of Operation is premised upon having inventory dollars available and we believe that the inventory dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from May 21, 2008, (inception) through the period ended December 31, 2008 of ($128,877). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

Liquidity and Capital Resources

During the fourth quarter of 2008, we closed our direct public offering which gave us cash of approximately $50,000.  These funds should assist in offsetting our near term cash equivalents. Additionally, we received $55,000 from a third party loan in October 2008. The third party note is due in 90 days from the date of execution.  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock, which is valued at $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock, which is valued at $16,500.  The lender also has the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.  As of December 31, 2008, the lender had not notified the Company of their repayment option.

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

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its financial condition or results of operation.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A(T).              CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, Steve Nickolas, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Nickolas concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                   OTHER INFORMATION

None.
PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Board of Directors of the Company will serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.  Information as to the directors and executive officers of the Company is as follows:

NAME	AGE	POSITION
Steve Nickolas	54	President and Director

Duties, Responsibilities and Experience

Steve Nickolas, is the President, Director and founder of Northsight, which was incorporated in May 21, 2008 and has served to present day.  From February 2002 to the present, Mr. Nickolas has served as the Managing Member of Enhanced Beverages, LLC d/b/a Beverage Science Laboratories.  He is also the President and CEO of XND Technologies, Inc, which he has served in that capacity since its inception in February 2006.  Mr. Nickolas brings more than 30 years of experience in the beverage and bottled water business.  His resume includes bottled water businesses with manufacturing and distribution in the U.S. and seven foreign countries.  Mr. Nickolas’ experiences also include large company (Anhueser Busch) and small company positions; distribution, marketing and manufacturing responsibilities; and a lifelong interest in people and the environment.

He earned his B.S. degree in Political Philosophy and Economics as well as a Degree of Government from the Claremont Colleges in California.  In his capacity of President, Mr. Nickolas will be responsible for setting the company’s vision and direction, and will work with the senior management and the board to insure that the business plan is executed and milestones are met.  In his capacity as Director, Mr. Nickolas will be responsible for the day to day operation of the company including its relationships with its contract manufacturers, its brokers and distributors.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics is a result of having only two officers and one director operating as the management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Director Independence

The Board of Directors has concluded that Director, Steve Nickolas is not independent in accordance with the director independence standards of the American Stock Exchange.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks.  The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the Board or management considers the following criteria:

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2008, the Company received no recommendation for Directors from its stockholders.

Audit Committee

Currently, we do not have an Audit Committee.  At this time, the board of directors will perform the necessary functions of an Audit Committee, such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independence of the independent registered public accounting firm; review of the financial statements and other required regulatory financial reporting; and reviewing management’s policies and procedures in connection with its internal control over financial reporting.

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive and is not warranted at this point in time.  However, at such time the Company has the financial resources a financial expert will be hired.

Compensation Committee

We currently do not have a compensation committee of the board of directors.  Until a formal committee is established our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.  The Board makes all compensation decisions for the Executives and approves recommendation regarding equity awards to all elected officers of Northsight. Decisions regarding the non-equity compensation of other executive officers are made by the Board.

Stockholder Communications

Any stockholder communications to the Board should be forwarded to the attention of the Company’s Secretary at our offices at 14301 North 87th Street, Suite 301, Scottsdale, AZ 85260.  Our secretary will review any communication received from a stockholder, and all material communications from stockholders will be forwarded to the Chairman of the Board, the Board of Directors, or other individual directors as appropriate.

ITEM 11.                    EXECUTIVE COMPENSATION

The following table sets forth the compensation of our Principal Executive Officer for the year ended December 31, 2008.

Summary Compensation Table

Name and Principal Position	Salary	Total
Steve Nickolas, Principal Executive Officer and Principal Accounting Officer	$5,000	$5,000

Director Compensation

Additionally, as a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2008. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 30, 2009, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 1,400,000 shares of common stock outstanding as of March 30, 2009.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 30, 2009 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner, Officer or Director (1)	Number of Shares	Percent Beneficially Owned (2)
Steve Nickolas	750,000	54%
Stoecklein Law Group	100,000	7%
All Directors, Officers and Beneficial Owners	850,000	61%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is care of the Company.

(2)	Figures are rounded to the nearest percent.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 21, 2008, we issued 750,000 shares of our common stock to our Chief Executive Officer, Mr. Steve Nickolas, at a price of $0.01 per share for cash given by Mr. Nickolas totaling $7,500.  Furthermore, on June 26, 2008, Mr. Nickolas donated $100 to the Company, which is considered donated capital and recorded as additional paid in capital.  Mr. Nickolas also loaned the Company cash totaling $1,440 of which $53 was repaid as of December 31, 2008.

During the year ended December 31, 2008, we paid approximately $35,200 to an entity owned and controlled by Mr. Nickolas.  The entity provided services in developing Northsight’s business plan, consulting and administrative services and product development of our intended enhanced water products.  Additionally, as of December 31, 2008, Northsight had prepaid expenses to entity controlled by Mr. Nickolas.

Subsequent to the year ended December 31, 2008, we received cash totaling $10,500 from an entity that is owned and controlled by Mr. Nickolas, which was considered a short term loan.  The loan bears 0% interest and is due upon demand.

As of December 31, 2008, we owed approximately $4,699 to Stoecklein Law Group, who is also a stockholder of the Company.  This entity provides legal services to the Company and during the period May 21, 2008 to December 31, 2008, Stoecklein Law Group provided legal services totaling $48,407.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008 was $5,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C., for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal year 2008 was $-0-.

(3) TAX FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered by the principal accountant for the fiscal year 2008 was $-0-.

(4) ALL OTHER FEES

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal year 2008 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Northsight		S-1		3(i)(a)	07/11/08
3(ii)(a)	Bylaws of the Northsight		S-1		3(ii)(a)	07/11/08
4	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen		S-1		4	07/11/08
10.1	Subscription Agreement		S-1		10.1	07/11/08
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

By: /s/ Steve Nickolas
       Steve Nickolas, President

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Nickolas	President, Director	March 30, 2009
Steve Nickolas

/s/ Steve Nickolas	Principal Executive Officer	March 30, 2009
Steve Nickolas

/s/ Steve Nickolas	Principal Financial Officer	March 30, 2009
Steve Nickolas

NORTHSIGHT CAPITAL, INC

INDEX TO FINANCIAL STATEMENTS

FOR THE PERIOD MAY 21, 2008 TO DECEMBER 31, 2008

Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	7104 CORNING CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northsight Capital, Inc.
14301 North 87th Street, Suite 301
Scottsdale, AZ 85260

We have audited the accompanying balance sheet of Northsight Capital, Inc. as of December 31, 2008 and the related statement of operations, stockholders equity (deficit) and cash flows for the period May 21, 2008 through December 31, 2008.

These statements are the responsibility of Company's Management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northsight Capital, Inc. as of December 31, 2008 and the related statement of operations, stockholders equity (deficit) and cash flows for the period May 21, 2008 to December 31, 2008 in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman
Boynton Beach Florida	Lawrence Scharfman CPA
March 30, 2009

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31,
2008
ASSETS

Current assets:
Cash	$1,576
Prepaid expenses - related party	2,000
Total current assets	3,576

Total assets	$3,576

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	3,345
Accounts payable - related party	4,699
Accrued payroll taxes	422
Notes payable	55,000
Notes payable - related party	1,387
Total current liabilities	64,853

Total liabilities	64,853

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,400,000 shares issued and outstanding	1,400
Additional paid-in capital	66,200
(Deficit) accumulated during development stage	(128,877)
Total stockholders' equity (deficit)	(61,277)

Total liabilities and stockholders' equity (deficit)	$3,576

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

May 21, 2008
(inception) to
December 31,
2008

Revenue	$-

Cost of goods sold	-

Gross profit (loss)	-

Operating expenses:
General and administrative	15,098
Business plan development - related party	10,000
Consulting expense - related party	17,350
Executive compensation - related party	5,000
Professional fees	9,300
Professional fees - related party	43,407
Rent	10,200
Research and development - related party	7,850
Travel	10,672

Total operating expenses	128,877

(Loss) before provision for income taxes	(128,877)

Provision for income taxes	-

Net (loss)	$(128,877)

Weighted average number of common shares	956,667
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.13)

See Accompanying Notes to Financial Statements.

(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated	Total
					Additional	During	Stockholders'
	Preferred Shares		Common Shares		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
May 21, 2008
Issuance of common stock for cash on organization of the Company	-	$-	750,000	$750	$6,750	$-	$7,500

June 25, 2008
Issuance of common stock for professional fees	-	-	100,000	100	9,900	-	10,000

June 26, 2008
Donated capital	-	-	-	-	100	-	100

November 12, 2008
Issuance of common stock for cash	-	-	550,000	550	49,450	-	50,000

Net loss for the period May 21, 2008 (inception) through December 31, 2008	-	-	-	-	-	(128,877)	(128,877)

Balance, December 31, 2008	-	$-	1,400,000	$1,400	$66,200	$(128,877)	$(61,277)

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

May 21, 2008
(inception) to
December 31,
2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(128,877)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	10,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(2,000)
Increase in accounts payable	3,345
Increase in accounts payable - related party	4,699
Increase in accrued payroll taxes	422

Net cash used in operating activities	(112,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	57,500
Donated capital	100
Proceeds from notes payable	55,000
Proceeds from notes payable - related party	1,440
Payments to notes payable - related party	(53)

Net cash provided by financing activities	113,987

NET CHANGE IN CASH	1,576

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$1,576

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash activities:
Number of shares issued for services	100,000

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on May 21, 2008 (Date of Inception) under the laws of the State of Nevada, as Northsight Capital, Inc. The Company developed its business plan over the period commencing with May 21, 2008 and ending on December 31, 2008, although Mr. Nickolas, the Company’s sole officer and director, had been working on the concept over a period of years. In May of 2008, the Company created its initial product line.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Nature of operations
Northsight was formed to engage in the business of producing enhanced bottled water designed to make everyday hydration more convenient and beneficial. It intends to generate revenues primarily from product produced in Scottsdale, Arizona.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue Recognition
The Company's revenues are anticipated to be derived from multiple sources. Primarily revenues will be earned upon receipt of funds from the sale of products.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses as of December 31, 2008.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of FAS No. 123R, “Accounting for Stock-Based Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123R.

Earnings per share
The Company follows Statement of Financial Accounting Standards No. 128. “Earnings Per Share” (“SFAS No. 128”). Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 16, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2008, no income tax expense has been incurred.

Recent pronouncements

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

FSP FAS 142-3
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its financial condition or results of operation.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

EITF 03-6-1
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from May 21, 2008, (inception) through the period ended December 31, 2008 of ($128,877). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 – PREPAID EXPENSES

As of December 31, 2008, the Company had $2,000 in prepaid expenses.  The prepaid expenses relate to a prepayment of rent, utilities, and telephone fees for 2009 which will be amortized as the services are rendered.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

On October 6, 2008, the Company executed a convertible promissory note for $55,000 from an individual.  The note is due in 90 days.  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock.  The fair value of the common stock is $16,500.  The lender also has the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.  As of December 31, 2008, the lender did not notify the Company of their repayment option.

Interest expense for the period of May 21, 2008 (inception) through December 31, 2008 was $0.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at December 31, 2008:

December 31, 2008
Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$1,387

$1,387

Interest expense for the period of May 21, 2008 (inception) through December 31, 2008 was $0.

NOTE 6 – INCOME TAXES

At December 31, 2008, the Company had a federal operating loss carryforward of $118,877 which begins to expire in 2028.

The provision for income taxes consisted of the following components for the years ended December 31, 2008:

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (CONTINUED)

2008
Current:
Federal	$-
State	-
Deferred	-
$-

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2008:

2008
Deferred tax assets:
Net operating loss carryforward	$41,607
Total deferred tax assets	41,607
Less: Valuation allowance	(41,607)
Net deferred tax assets	$-

The valuation allowance for deferred tax assets as of December 31, 2008 was $41,607.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2008 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2008:

2008
Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS EQUITY

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

On November 12, 2008, the Company issued a total of 550,000 shares of its common stock for cash at a price of $0.10 per share for a total amount raised of $55,000, net offering costs totaling $5,000.

As of December 31, 2008, there have been no other issuances of common stock.

NOTE 8 – WARRANTS AND OPTIONS

As of December 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

On May 21, 2008, the Company issued an officer of the Company 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for cash totaling $7,500.

On June 26, 2008, an officer of the Company donated $100 to the Company and is considered donated capital and recorded as additional paid in capital.

As of December 31, 2008, the Company had prepaid expenses totaling $2,000 due to an entity that is owned and controlled by the officer, director and shareholder of the Company. (See Note 3)

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the period May 21, 2008 to December 31, 2008, the Company paid a total of $35,200 to an entity that is owned and controlled by the officer, director and shareholder of the Company.  The entity provided services to develop the Company business plan, consulting and administrative services and product development.

As of December 31, 2008, the Company had accounts payable totaling $4,699 due to an entity who is a shareholder of the Company.  This entity provides legal services to the Company.  During the period May 21, 2008 to December 31, 2008, the entity provided legal services totaling $43,407.

During the period May 21, 2008 to December 31, 2008, the Company received cash totaling $1,440 from an officer, director and shareholder of the company which was considered a loan.  During the period May 21, 2008 to December 31, 2008 the Company repaid $53.  The balance of the note as of December 31, 2008 was $1,387. (See Note 5)

During the period May 21, 2008 to December 31, 2008, the Company paid $5,000 to an officer, director and shareholder of the company which was considered executive compensation.

NOTE 10 – SUBSEQUENT EVENTS

During February 2009, the Company received cash totaling $10,500 from an entity that is owned and controlled by an officer, director and shareholder of the Company which was considered a short term loan.  The loan bears 0% interest and is due upon demand.