Form 10-Q
period 2009-03-31
Northsight Capital, Inc.
filed 2009-05-20
CIK 1439397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149804

NORTHSIGHT CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2727362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14301 North 87th Street, Suite 301
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(480) 272-7290
(Registrant’s telephone number, including area code)

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
Yes  ☒    No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 4, 2009, was 1,400,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$107	$1,576
Prepaid expenses - related party	-	2,000
Total current assets	107	3,576

Total assets	$107	$3,576

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	1,057	3,345
Accounts payable - related party	23,232	4,699
Accrued payroll taxes	423	422
Notes payable	55,000	55,000
Notes payable - related party	12,737	1,387
Total current liabilities	92,449	64,853

Total liabilities	92,449	64,853

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,400,000 and 1,400,000 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	1,400	1,400
Additional paid-in capital	66,200	66,200
(Deficit) accumulated during development stage	(159,942)	(128,877)
Total stockholders' equity	(92,342)	(61,277)

Total liabilities and stockholders' equity	$107	$3,576

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the
	three months	May 21, 2008
	ended	(inception) to
	March 31, 2009	March 31, 2009

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses:
General and administrative	3,181	18,279
Business plan development - related party	-	10,000
Consulting expense - related party	9,000	26,350
Executive compensation - related party	100	5,100
Professional fees	4,844	14,144
Professional fees - related party	6,500	49,907
Rent - related party	4,000	14,200
Research and development - related party	3,000	10,850
Travel	440	11,112

Total operating expenses	31,065	159,942

(Loss) before provision for income taxes	(31,065)	(159,942)

Provision for income taxes	-	-

Net (loss)	$(31,065)	$(159,942)

Weighted average number of common shares	1,400,000
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.02)

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	three months	May 21, 2008
	ended	(inception) to
	March 31, 2009	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(31,065)	$(159,942)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	10,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	2,000	-
Increase (decrease) in accounts payable	(2,288)	1,057
Increase in accounts payable - related party	18,533	23,232
Increase in accrued payroll taxes	1	423

Net cash (used) in operating activities	(12,819)	(125,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	57,500
Donated capital	-	100
Proceeds fron notes payable	-	55,000
Proceeds from notes payable - related party	11,350	12,790
Payments to notes payable - related party	-	(53)

Net cash (used) provided by financing activities	11,350	125,337

NET CHANGE IN CASH	(1,469)	107

CASH AT BEGINNING OF YEAR	1,576	-

CASH AT END OF YEAR	$107	$107

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash activities:
Number of shares issued for services	-	100,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company’s 10-K filed on  March 31, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $159,942 for the period from May 21, 2008 (inception) to March 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing.  If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful.  Without sufficient financing, it is unlikely for the Company to continue as a going concern.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 3 – Recent Accounting Pronouncements

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 4 – Prepaid Expenses

As of December 31, 2008, the Company had $2,000 in prepaid expenses.  The prepaid expenses relate to a prepayment of rent, utilities, and telephone fees for 2009 which will be amortized as the services are rendered.  During the three months ended March 31, 2009, the Company amortized $2,000 to expenses and the balance in prepaid expenses as of March 31, 2009 was $0.

Note 5 – Notes Payable

On October 6, 2008, the Company executed a convertible promissory note for $55,000 from an individual.  The note is due in 90 days.  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock.  The fair value of the common stock is $16,500.  The lender also has the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.  As of March 31, 2009, the lender did not notify the Company of their repayment option.

Interest expense for the three months ended March 31, 2009 was $0.

Note 6 – Notes Payable – Related Party

Notes payable consists of the following at March 31, 2009:

March 31, 2009
Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$ 1,737
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 0% interest, due upon demand	11,000

$ 12,737

Interest expense for the three months ended March 31, 2009 was $0.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

As of March 31, 2009, there have been no other issuances of common stock.

Note 8 – Warrants and Options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 – Subsequent Events

On April 23, 2009, the Company executed an exclusive license agreement with XND Technologies (“XND”) for a trademark.  XND is a related party and is an entity that is owned and controlled by an officer, director and shareholder of the Company.  The effective date of the agreement will commence upon the receipt of financing totaling $1,000,000 which is needed to complete the manufacturing and distribution of the products.  The term is for a period of 10 year and will renew for an additional period of 10 years.  The Company must pay a royalty of 3% of all gross sales.  The royalty payments shall be made monthly based on the sales for the preceding month.  XND may terminate this agreement upon 30 days written notice to the Company.

On April 23, 2009, the Company executed an exclusive license agreement with Steve Nickolos and Enhanced Beverages (“Enhanced”) for a patent.  Steve Nickolas is an officer, director and shareholder of the Company.  Enhanced is a related party and is an entity that is owned and controlled by an officer, director and shareholder of the Company.  The effective date of the agreement will commence upon the receipt of financing totaling $1,000,000 which is needed to complete the manufacturing and distribution of the products.  The term is for a period of 10 year and will renew for an additional period of 10 years.  The Company must pay a royalty of 3% of all gross sales.  The royalty payments shall be made monthly based on the sales for the preceding month.  XND may terminate this agreement upon 30 days written notice to the Company.

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

Since our inception on May 21, 2008 through March 31, 3009, we have not generated any revenues and have incurred a net loss of $159,942.  On July 11, 2008 we filed an S-1 Registration Statement with the SEC and the registration statement became effective on July 21, 2008. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital we raised in the recently filed registration statement has been budgeted to cover the costs associated with the offering, travel expenses, product development, working capital, and covering various filing fees and transfer agent fees.

On April 23, 2009, we executed an exclusive license agreement with XND Technologies (“XND”) for a trademark.  XND is a related party and is an entity that is owned and controlled by an officer, director and shareholder of the Company.  The effective date of the agreement will commence upon the receipt of financing totaling $1,000,000 which is needed to complete the manufacturing and distribution of the products.  The term is for a period of 10 years and will renew for an additional period of 10 years.  The Company must pay a royalty of 3% of all gross sales.  The royalty payments shall be made monthly based on the sales for the preceding month.  XND may terminate this agreement upon 30 days written notice to the Company.

On April 23, 2009, the Company executed an exclusive license agreement with Steve Nickolos and Enhanced Beverages (“Enhanced”) for a patent.  Steve Nickolas is an officer, director and shareholder of the Company.  Enhanced is a related party and is an entity that is owned and controlled by an officer, director and shareholder of the Company.  The effective date of the agreement will commence upon the receipt of financing totaling $1,000,000 which is needed to complete the manufacturing and distribution of the products.  The term is for a period of 10 year and will renew for an additional period of 10 years.  The Company must pay a royalty of 3% of all gross sales.  The royalty payments shall be made monthly based on the sales for the preceding month.  XND may terminate this agreement upon 30 days written notice to the Company.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2009 compared to December 31, 2008.

	March 31, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$107	$3,576	$(3,469)	(97%)

Current Liabilities	92,449	64,853	27,596	43%

Working Capital (deficit)	$(92,342)	$(61,277)	$31,065	51%

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings with traditional financial or industry “partners.”

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listing or some form of advertising revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

On October 6, 2008, we executed a convertible promissory note for $55,000 from an individual.  The note was due in 90 days (approximately January 5, 2009).  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock.  The fair value of the common stock is $16,500.  The lender also has the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.  As of March 31, 2009, the lender did not notify the Company of their repayment option.

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

We have filed an S-1 registration statement to raise the basic minimum amount of funds to provide sufficient cash for the next 12 months. We completed the raise of capital as set forth in our S-1 registration statement. During the fourth quarter of 2008, we closed our direct public offering which gave us cash of approximately $50,000.

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

We were incorporated in May of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $159,942 as of March 31, 2009, and (iii) we have incurred a net loss $159,942 for the period ended March 31, 2009.  We have been focused on organizational and start-up activities, business plan development, and commenced the development of our products since we incorporated. Although we have commenced the development of our enhanced bottle water product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

There were no issuances during the quarter ended March 31, 2009.

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

The net proceeds have been used for accounting and administrative expenses, research and development, travel, and expenses relating to the development of our intended product line.  We have used all of the net proceeds received from our offering.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2009.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the quarter ended March 31, 2009.

Item 5.                                 Other Information.

On April 23, 2009, the Company executed an exclusive license agreement with XND Technologies (“XND”) for a trademark.  XND is a related party and is an entity that is owned and controlled by an officer, director and shareholder of the Company.  The effective date of the agreement will commence upon the receipt of financing totaling $1,000,000 which is needed to complete the manufacturing and distribution of the products.  The term is for a period of 10 year and will renew for an additional period of 10 years.  The Company must pay a royalty of 3% of all gross sales.  The royalty payments shall be made monthly based on the sales for the preceding month.  XND may terminate this agreement upon 30 days written notice to the Company.

On April 23, 2009, the Company executed an exclusive license agreement with Steve Nickolos and Enhanced Beverages (“Enhanced”) for a patent.  Steve Nickolas is an officer, director and shareholder of the Company.  Enhanced is a related party and is an entity that is owned and controlled by an officer, director and shareholder of the Company.  The effective date of the agreement will commence upon the receipt of financing totaling $1,000,000 which is needed to complete the manufacturing and distribution of the products.  The term is for a period of 10 year and will renew for an additional period of 10 years.  The Company must pay a royalty of 3% of all gross sales.  The royalty payments shall be made monthly based on the sales for the preceding month.  XND may terminate this agreement upon 30 days written notice to the Company.

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

Date: May 20, 2009