Form 10-Q
period 2009-06-30
Northsight Capital, Inc.
filed 2009-08-13
CIK 1439397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 7, 2009, was 1,400,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$682	$1,576
Prepaid expenses - related party	-	2,000
Total current assets	682	3,576

Total assets	$682	$3,576

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	40,407	3,345
Accounts payable - related party	9,453	4,699
Accrued payroll taxes	423	422
Accrued interest payable - related party	639	-
Notes payable	55,000	55,000
Notes payable - related party	21,887	1,387
Total current liabilities	127,809	64,853

Total liabilities	127,809	64,853

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,400,000 and 1,400,000 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	1,400	1,400
Additional paid-in capital	66,200	66,200
(Deficit) accumulated during development stage	(194,727)	(128,877)
Total stockholders' equity	(127,127)	(61,277)

Total liabilities and stockholders' equity	$682	$3,576

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the		For the
	three months	May 21, 2008	six months	May 21, 2008	May 21, 2008
	ended	(inception) to	ended	(inception) to	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	3,475	2,500	6,656	2,500	21,754
Business plan development - related party	-	-	-	-	10,000
Consulting expense - related party	13,500	10,000	22,500	10,000	39,850
Executive compensation - related party	-	-	100	-	5,100
Professional fees	5,250	-	10,094	-	19,394
Professional fees - related party	5,921	-	12,421	-	55,828
Rent - related party	6,000	-	10,000	-	20,200
Research and development - related party	-	-	3,000	-	10,850
Travel	-	-	440	-	11,112

Total operating expenses	34,146	12,500	65,211	12,500	194,088

Other expenses:
Interest expense	(639)	-	(639)	-	(639)
Total other expenses	(639)	-	(639)	-	(639)

(Loss) before provision for income taxes	(34,785)	(12,500)	(65,850)	(12,500)	(194,727)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(34,785)	$(12,500)	$(65,850)	$(12,500)	$(194,727)

Weighted average number of common shares	1,400,000	764,634	1,400,000	764,634
outstanding - basic and fully diluted

Net (loss) per common share - basic and fully diluted	$(0.02)	$(0.02)	$(0.05)	$(0.02)

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	six months	May 21, 2008	May 21, 2008
	ended	(inception) to	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(65,850)	$(12,500)	$(194,727)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,000	-	-
Increase in accounts payable	37,062	-	40,407
Increase in accounts payable - related party	4,754	-	9,453
Increase in accrued payroll taxes	1	-	423
Increase in accrued interest payable - related party	639	-	639

Net cash (used) in operating activities	(21,394)	(2,500)	(133,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	7,600	57,500
Donated capital	-	-	100
Proceeds fron notes payable	-	-	55,000
Proceeds from notes payable - related party	20,600	-	22,040
Payments to notes payable - related party	(100)	-	(153)

Net cash (used) provided by financing activities	20,500	7,600	134,487

NET CHANGE IN CASH	(894)	5,100	682

CASH AT BEGINNING OF YEAR	1,576	-	-

CASH AT END OF YEAR	$682	$5,100	$682

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	100,000	100,000

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

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $194,727 for the period from May 21, 2008 (inception) to June 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Prepaid Expenses

As of December 31, 2008, the Company had $2,000 in prepaid expenses.  The prepaid expenses relate to a prepayment of rent, utilities, and telephone fees for 2009 which will be amortized as the services are rendered.  During the six months ended June 30, 2009, the Company amortized $2,000 to expenses and the balance in prepaid expenses as of June 30, 2009 was $0.

Note 5 – Notes Payable

On October 6, 2008, the Company executed a convertible promissory note for $55,000 from an individual.  The note is due in 90 days.  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock.  The fair value of the common stock is $16,500.  The lender also has the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.  As of June 30, 2009, the lender did not notify the Company of their repayment option.

Interest expense for the six months ended June 30, 2009 was $0.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 6 – Notes Payable – Related Party

Notes payable consists of the following at June 30, 2009:

June 30, 2009
Note payable to an officer, director and shareholder, unsecured, 10% interest, due upon demand	$ 1,737
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 10% interest, due upon demand	13,650
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 10% interest, due upon demand	6,500

$ 21,887

Interest expense for the six months ended June 30, 2009 was $639.  As of June 30, 2009, the balance of accrued interest payable – related party was $639.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

As of June 30, 2009, there have been no other issuances of common stock.

Note 8 – Warrants and Options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 – Agreements

On April 23, 2009, the Company executed an exclusive license agreement with XND Technologies (“XND”) for a trademark.  XND is a related party and is an entity that is owned and controlled by an officer, director and shareholder of the Company.  The effective date of the agreement will commence upon the receipt of financing totaling $1,000,000 which is needed to complete the manufacturing and distribution of the products.  The term is for a period of 10 year and will renew for an additional period of 10 years.  The Company must pay a royalty of 3% of all gross sales.  The royalty payments shall be made monthly based on the sales for the preceeding month.  XND may terminate this agreement upon 30 days written notice to the Company.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On April 23, 2009, the Company executed an exclusive license agreement with Steve Nickolos and Enhanced Beverages(“Enhanced”) for a patent.  Steve Nickolas is an officer, director and shareholder of the Company.  Enhanced is a related party and is an entity that is owned and controlled by an officer, director and shareholder of the Company.  The effective date of the agreement will commence upon the receipt of financing totaling $1,000,000 which is needed to complete the manufacturing and distribution of the products.  The term is for a period of 10 year and will renew for an additional period of 10 years.  The Company must pay a royalty of 3% of all gross sales.  The royalty payments shall be made monthly based on the sales for the preceeding month.  XND may terminate this agreement upon 30 days written notice to the Company.

Note 10 – Subsequent Events

During the month ended July 31, 2009, the Company received loans from an officer, director and shareholder totaling $3,000.  The loan bears interest at 10% per annum and is due upon demand.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Plan of Operation.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Northsight”, “the Company”, and similar terms refer to Northsight Capital, Inc., unless otherwise expressly stated or the context otherwise requires.

Business Development Summary

Northsight is a development stage company incorporated in the State of Nevada on May 21, 2008. We were formed to engage in the business of marketing, developing, and producing unique, proprietary water products, each which will have a health benefit to the consumer.  Northsight’s intended line of enhanced bottled waters is based upon the experience and expertise of our founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008, we commenced our planned principal operations, and therefore have no significant assets.

Since our inception on May 21, 2008 through June 30, 3009, we have not generated any revenues and have incurred a net loss of $194,727.  On July 11, 2008 we filed an S-1 Registration Statement with the SEC and the registration statement became effective on July 21, 2008. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital we raised in the recently filed registration statement has been budgeted to cover the costs associated with the offering, travel expenses, product development, working capital, and covering various filing fees and transfer agent fees.

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

On April 23, 2009, we executed an exclusive license agreement with Steve Nickolos and Enhanced Beverages (“Enhanced”) for a patent.  Steve Nickolas is an officer, director and shareholder of the Company.  Enhanced is a related party and is an entity that is owned and controlled by an officer, director and shareholder of the Company.  The effective date of the agreement will commence upon the receipt of financing totaling $1,000,000 which is needed to complete the manufacturing and distribution of the products.  The term is for a period of 10 year and will renew for an additional period of 10 years.  The Company must pay a royalty of 3% of all gross sales.  The royalty payments shall be made monthly based on the sales for the preceding month.  XND may terminate this agreement upon 30 days written notice to the Company.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009 compared to December 31, 2008.

	June 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$682	$3,576	$(2,894)	(81%)

Current Liabilities	127,809	64,853	62,956	97%

Working Capital (deficit)	$(127,127)	$(61,277)	$65,850	107%

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

On October 6, 2008, we executed a convertible promissory note for $55,000 from an individual.  The note was due in 90 days (approximately January 5, 2009).  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock.  The fair value of the common stock is $16,500.  The lender also has the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.  As of June 30, 2009, the lender did not notify the Company of their repayment option.

In the first quarter ended March 31, 2009, we received loans from an officer, director and stockholder and from an entity ownded by an officer, director and stockholder of the Company totaling $11,390.  The loan bears interest at 10% per annum and is due upon demand.

In the second quarter ended June 30, 2009, we received loans from an officer, director and stockholder and an entity owned by an officer, director and stockholder of the Company totaling $9,250.  The loan bears interest at 10% per annum and is due upon demand.  As of June 30, 2009, $100 has been paid toward the principal amount of the loan.

In July 2009, we received loans from an officer and director of the Company totaling $3,000.  The loan bears interest at 10% per annum and is due upon demand.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2009, our cash balance was $682. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $194,727 for the period from May 21, 2008 (inception) to June 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We were incorporated in May of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $194,727 as of June 30, 2009, and (iii) we have incurred a net loss $65,850 for the six month period ended June 30, 2009.  We have been focused on organizational and start-up activities, business plan development, and commenced the development of our products since we incorporated. Although we have commenced the development of our enhanced bottle water product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Mr. Nickolas owns approximately 54% of our outstanding common shares after the completion of the $55,000 direct public offering.  As a consequence of Mr. Nickolas’ controlling stock ownership position, acting alone he will be able to authorize the issuance of securities that may dilute and otherwise adversely affect the rights of purchasers of stock in the offering, including preferred stock. Additionally, he may authorize the issuance of securities to anyone he wishes, including himself and his affiliates at prices significantly less than the offering price.

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

Risks Relating To Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;
·	Disclose certain price information about the stock;
·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
·	Send monthly statements to customers with market and price information about the penny stock; and
·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances during the quarter ended June 30, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the quarter ended June 30, 2009.

Item 5.Other Information.

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

By: /S/ Steve Nickolas
      Steve Nickolas, President
      (On behalf of the registrant and as
       principal financial officer)

Date: August 12, 2009