Form 10-Q
period 2009-09-30
Northsight Capital, Inc.
filed 2009-11-23
CIK 1439397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Vincent & Rees175 South Main Street
15th Floor
Salt Lake City, UT 84111
(801)303-5730
Fax: (801)355-5005

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑    No 

The number of shares of Common Stock, $0.001 par value, outstanding on November 23, 2009, was 1,400,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$450	$1,576
Prepaid expenses - related party	-	2,000
Total current assets	450	3,576

Total assets	$450	$3,576

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	3,004	3,345
Accounts payable - related party	74,821	4,699
Accrued payroll taxes	422	422
Accrued interest payable - related party	1,279	-
Notes payable	55,000	55,000
Notes payable - related party	25,187	1,387
Total current liabilities	159,713	64,853

Total liabilities	159,713	64,853

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,400,000 and 1,400,000 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	1,400	1,400
Additional paid-in capital	66,200	66,200
(Deficit) accumulated during development stage	(226,863)	(128,877)
Total stockholders' equity	(159,263)	(61,277)

Total liabilities and stockholders' equity	$450	$3,576

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the
			nine months	May 21, 2008	May 21, 2008
	For the three months ended		ended	(inception) to	(inception) to
	September 30,		September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	3,247	11,730	9,903	11,730	25,001
Business plan development - related party	-	-	-	10,000	10,000
Consulting expense - related party	13,500	-	36,000	-	53,350
Executive compensation - related party	-	-	100	-	5,100
Professional fees	4,181	2,217	14,275	4,717	23,575
Professional fees - related party	4,568	9,574	16,989	9,574	60,396
Rent - related party	6,000	4,200	16,000	4,200	26,200
Research and development - related party	-	-	3,000	-	10,850
Travel	-	-	440	-	11,112

Total operating expenses	31,496	27,721	96,707	40,221	225,584

Other expenses:
Interest expense	(640)	-	(1,279)	-	(1,279)
Total other expenses	(640)	-	(1,279)	-	(1,279)

(Loss) before provision for income taxes	(32,136)	(27,721)	(97,986)	(40,221)	(226,863)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(32,136)	$(27,721)	$(97,986)	$(40,221)	$(226,863)

Weighted average number of common shares	1,400,000	850,000	1,400,000	823,684
outstanding - basic and fully diluted

Net (loss) per common share - basic and fully diluted	$(0.02)	$(0.03)	$(0.07)	$(0.05)

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	nine months	May 21, 2008	May 21, 2008
	ended	(inception) to	(inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(97,986)	$(40,221)	$(226,863)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,000	-	-
Increase in accounts payable	(341)	1,000	3,004
Increase in accounts payable - related party	70,122	20,474	74,821
Increase in accrued payroll taxes	-	-	422
Increase in accrued interest payable - related party	1,279	-	1,279

Net cash (used) in operating activities	(24,926)	(8,747)	(137,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	7,600	57,500
Donated capital	-	-	100
Proceeds fron notes payable	-	-	55,000
Proceeds from notes payable - related party	24,000	1,440	25,440
Payments to notes payable - related party	(200)	(53)	(253)

Net cash (used) provided by financing activities	23,800	8,987	137,787

NET CHANGE IN CASH	(1,126)	240	450

CASH AT BEGINNING OF YEAR	1,576	-	-

CASH AT END OF YEAR	$450	$240	$450

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	100,000	100,000

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

Results of operations for the interim period are not indicative of annual results

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $226,863 for the period from May 21, 2008 (inception) to September 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Prepaid Expenses

As of December 31, 2008, the Company had $2,000 in prepaid expenses.  The prepaid expenses relate to a prepayment of rent, utilities, and telephone fees for 2009 which will be amortized as the services are rendered.  During the nine months ended September 30, 2009, the Company amortized $2,000 to expenses and the balance in prepaid expenses as of September 30, 2009 was $0.

Note 4 – Notes Payable

On October 6, 2008, the Company executed a convertible promissory note for $55,000 from an individual.  The note is due in 90 days.  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock.  The fair value of the common stock is $16,500.  The lender also has the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.  As of September 30, 2009, the lender did not notify the Company of their repayment option.

Interest expense for the nine months ended September 30, 2009 was $0.

Note 5 – Notes Payable – Related Party

Notes payable consists of the following at September 30, 2009:

September 30, 2009
Note payable to an officer, director and shareholder, unsecured, 10% interest, due upon demand	$ 4,737
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 10% interest, due upon demand	14,050
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 10% interest, due upon demand	6,400

$ 25,187

Interest expense for the nine months ended September 30, 2009 was $1,279.  As of September 30, 2009, the balance of accrued interest payable – related party was $1,279.

Note 6 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

As of September 30, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and Options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Agreements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since our inception on May 21, 2008 through September 30, 3009, we have not generated any revenues and have incurred a net loss of $226,863.  On July 11, 2008 we filed an S-1 Registration Statement with the SEC and the registration statement became effective on July 21, 2008. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital we raised in the recently filed registration statement has been budgeted to cover the costs associated with the offering, travel expenses, product development, working capital, and covering various filing fees and transfer agent fees.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2009 compared to December 31, 2008.

	September 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$450	$3,576	$(3,126)	(87%)

Current Liabilities	159,713	64,853	94,860	246%

Working Capital (deficit)	$(159,263)	$(61,277)	$97,986	160%

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

On October 6, 2008, we executed a convertible promissory note for $55,000 from an individual.  The note was due in 90 days (approximately January 5, 2009).  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock.  The fair value of the common stock is $16,500.  The lender also has the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.  As of September 30, 2009, the lender did not notify the Company of their repayment option.

In the first quarter ended March 31, 2009, we received loans from an officer, director and stockholder and from an entity owned by an officer, director and stockholder of the Company totaling $11,390.  The loan bears interest at 10% per annum and is due upon demand.

In the second quarter ended June 30, 2009, we received loans from an officer, director and stockholder and an entity owned by an officer, director and stockholder of the Company totaling $9,250.  The loan bears interest at 10% per annum and is due upon demand.  As of September 30, 2009, $100 has been paid toward the principal amount of the loan.

In July 2009, we received loans from an officer and director of the Company totaling $3,000.  The loan bears interest at 10% per annum and is due upon demand.

As of September 30, 2009, the Company has a note payable to an officer, director and shareholder which is unsecured and bears interest at 10% per annum due upon demand, with an outstanding balance of $4,737.  As of September 30, 2009, the Company has notes payable to entities owned and controlled by an officer, director and shareholder of the Company which are unsecured and bear interest at 10% per annum and are due upon demand with outstanding balances of $14,050 and $6,400 respectively.  Thus, the total amount of notes payable to related parties is $25,187.

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

As of September 30, 2009, our cash balance was $450. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $226,863 for the period from May 21, 2008 (inception) to September 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We were incorporated in May of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $226,863 as of September 30, 2009, and (iii) we have incurred a net loss $97,986 for the nine month period ended September 30, 2009.  We have been focused on organizational and start-up activities, business plan development, and commenced the development of our products since we incorporated. Although we have commenced the development of our enhanced bottle water product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances during the quarter ended September 30, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2009.

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

Date: November 23, 2009