Form 10-K
period 2009-12-31
Northsight Capital, Inc.
filed 2010-04-15
CIK 1439397

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-152290

NORTHSIGHT CAPITAL, INC.

(Name of small business issuer in its charter)

Nevada	26-2727362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14301 North 87th Street, Suite 301, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (480) 272-7290

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2009: was $55,000 based on a share value of $0.10 per share.

Number of the issuer’s Common Stock outstanding as of April 12, 2010:  1,400,000

FORWARD LOOKING STATEMENTS

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

•

our ability to diversify our operations;

•

our ability to implement our business plan of producing unique, proprietary water products;

•

inability to raise additional financing for working capital;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•

 our ability to attract key personnel;

•

our ability to operate profitably;

•

deterioration in general or regional economic conditions;

•

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

 inability to achieve future sales levels or other operating results;

•

 the inability of management to effectively implement our strategies and business plans;

•

the unavailability of funds for capital expenditures; and

•

other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A. Risk Factors in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “Northsight”, “the Company”, and similar terms refer to Northsight Capital, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330 The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1.

 BUSINESS

General Business Development

Northsight is a development stage company incorporated in the State of Nevada on May 21, 2008. We were formed to engage in the business of marketing, developing, and producing unique, proprietary water products, each of which will have a health benefit to the consumer.  Northsight’s intended line of enhanced bottled waters is based upon the experience and expertise of our founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008 we commenced our development stage operations, and therefore have no significant assets.

Since our inception on May 21, 2008 through December 31, 2009, we have not generated any revenues and have incurred net losses of $280,829. In May of 2008 our only business activity was the formation of our corporate entity and the development of our business model.  On July 11, 2008 we filed an S-1 Registration Statement with the SEC and the registration statement became effective on July 21, 2008. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital we raised in the filed registration statement has been budgeted to cover the costs associated with the offering, travel expenses, product development, working capital, and covering various filing fees and transfer agent fees.

Current Business Operations

On November 7, 2008, we closed our direct public offering and were able to raise $55,000 as proposed.  The proceeds of the offering enabled us to maintain our operations and working capital requirements for approximately 12 months. During that time, we investigated various financing options and opportunities. No business operations have occurred nor has any revenue been generated.

Principal Products and Services

We intend to introduce a new line of enhanced bottled water products to the grocery and retail markets. We are continuing to develop a line of enhanced bottled waters using a cold fill process. Using the cold fill process, Northsight is intending to transform the bottled water industry by offering proprietary enhanced bottled water.  With an appropriate level of capital resources from outside investors, our primary business focus will be on establishing our initial products.

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

•

Calcium w/Minerals Water-Calcium with Minerals Water contains Aquamin, a natural calcified mineral source.  Harvested off the west coast of Ireland, Aquamin is a product of vegetable origin that provides bioactive calcium, magnesium and trace minerals for bone health and overall wellness.  We intend to formulate a product that ensures that the calcium is completely dissolved and bio-available.  Each 500 ml bottle contains 350mgs of Aquamin

•

Digestive Health w/Fiber Water-Digestive Health (w/Fiber) Water is being formulated to contain Frutafit, a fructo-oligosacchride from Chicory Root.  Frutafit is a soluble, pre-biotic complex carbohydrate that promotes digestive health by selectively increasing beneficial bacteria (bifidous) while decreasing harmful bacteria (E. coli, salmonella, etc.).  This in turn regulates gut health and helps to prevent both constipation and diarrhea.  Each 500 ml bottle is being formulated to contain 2500mgs of dietary fiber.  Two bottles, when available, will contain a fiber content of 5g that will represent 20% of the 25g daily intake of fiber recommended by health professionals.

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

Distribution Methods and Marketing

Northsight’s future products are intended to bring news and excitement to the categories in which it competes. Consumers are seeking new products that offer convenience and added health benefits.  Northsight intends to introduce new product entries as research and funds permit.  They will all leverage the unique access to cold–fill, enhanced bottled water, which has been formulated by Mr. Nickolas.  Northsight’s product strategy is to deliver enhanced bottled water which leverages prevailing industry trends, which are conveniently incorporated into the average American lifestyle.  Northsight is focused on finding ways to bring more health conscious products into the market.  The proposed product line will establish a solid base from which the Company will extend its brand and build a franchise with line extensions and new products.

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

We were incorporated in May of 2008 as a Nevada corporation. As a result of our start-up operations we have generated no revenues and we have incurred a net loss $151,952 for the year ended December 31, 2009.  We have been focused on organizational and start-up activities, business plan development, and development of our products since we incorporated. Although we have commenced the development of our enhanced bottle water product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our status as a development stage company, we will have to incur the costs of product development, production expenses, advertising, all which are intended to generate revenues from our products, in addition to hiring new employees and commencing additional marketing activities for product sales and distribution. To fully implement our business plan we will require substantial additional funding. The direct public offering of $55,000, only enabled us to commence our product development however, it was not sufficient to allow us to further develop our initial business operations, including the enhancement of product lines, and was not sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds were earmarked for travel, accounting, legal, product development, and minimal working capital, we were not capitalized sufficiently to hire or pay employees.

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

As a result of our reliance on Mr. Nickolas, and his lack of experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Nickolas intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company; however, such management is not anticipated until the occurrence of future financing. Since the offering of $55,000 did not sufficiently capitalized our company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Nickolas to make the appropriate management decisions.

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

Even though our securities are quoted on the OTC Bulletin Board, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

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

ITEM 1B.

 UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

 PROPERTIES

We currently maintain an office at 14301 North 87th Street, Suite 301, Scottsdale, Arizona.  This office is also shared with another entity owned and controlled by our officer and director, Steve Nickolas.  During the quarter ended September 30, 2008, we agreed to pay a pro rata amount of administrative expenses to the related entity.  During the year ended December 31, 2009, we paid approximately $22,000 in rent to the related entity, which covered a portion of rent, utilities, telephone and general services provided to Northsight. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2009.

PART II

ITEM 5.

 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common shares were approved for quotation on the OTC Bulletin Board on May 12, 2009, and are currently quoted for trading under the symbol “NCAP”. Because the Company was not approved for quotation until May 12, 2009, the Company does not have a history of high and low bids for our common stock for the periods required under Item 201 of Regulation S-K. High and low bids on the OTC Bulletin Board quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company (Telephone: (702) 361-3003; Facsimile: (702) 433-1979).  Our common shares were approved for quotation on the OTC Bulletin Board on May 12, 2009. The first trade of our stock on the OTC Bulletin Board as indicated on Yahoo Finance occurred on November 23, 2009.

Holders of Common Stock

As of April 12, 2010, we had approximately 29 stockholders of record of the 1,400,000 shares outstanding.

Dividends

No cash dividends have been paid by our company on our common stock. We anticipate that our company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of our company.  Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2009.

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

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to: (i) develop a business plan, and (ii) establish a line of products which can be produced in Phoenix, Arizona, as soon as practical. We have accomplished the goal of developing our business plan; however, we continue in the early stages of setting up an operational company capable of providing products available for sale to the general public. We do not have sufficient cash to enable us to development significant inventory, which is an integral part of our operations.

Our officer and director, Mr. Nickolas has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Nickolas out of the funds being raised in the offering; however we did pay $100 to Mr. Nickolas as compensation for his services to the Company. If we were to not receive any additional funds, including the funds from the offering, we could continue in business for the next 12 months. However, we would not be in a position to complete the inventory as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues.

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

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. We anticipate requiring additional capital within the next 12 months to hire at least one full time person.  Additionally, we anticipate the need for additional personnel upon certain events occurring such as:  commencement of our product development program and the establishment of an advertising campaign, which we anticipate to occur during the next 12 months.

Capital needs.   Following our receipt of the net funds from our offering of $50,000, we intended to continue expansion of our business plan and prepare for the production of our product lines and creation of inventory. We have been unable to prepare for the production of our product lines and creation of inventory with the resources available to us.

Further development of our business operations will require additional equity and/or debt financing in the approximate sum of $100,000 to $200,000. If, and when we raise the $100,000, we intend to pay our President a salary of $25,000 per year. There are no accruals for past salary, and the commencement date of such salary would not occur until such time as the additional funds are acquired. An additional $20,000 would be allocated toward salaries, and the balance of $55,000 would be utilized for legal, accounting, website enhancements, inventory development and general office expenses. In the event an additional $100,000 were raised (in addition to the $100,000 referenced above), we would allocate the 2nd $100,000 primarily to additional inventory, office space and additional staff. We anticipate that it will take us approximately 90 days after the funding referenced to expand our inventory, hire personnel, and obtain office space.

Our Plan of Operation is premised upon having inventory dollars available and we believe that the inventory dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern.

If we are successful in raising funds through equity financing, debt financing, or other sources, such financing(s) may result in further dilution in the equity ownership of the outstanding shares of the Company. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds, we would be unable to significantly expand our inventory levels. Alternatively, we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from the offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from May 21, 2008 (Inception) through the period ended December 31, 2009 of ($280,829). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

Liquidity and Capital Resources

During the fourth quarter of 2008, we closed our direct public offering which gave us cash of approximately $50,000.

Additionally, we received $55,000 from a third party loan in October 2008. The third party note was due 90 days from the date of execution.  The Company has not repaid the third party note and the lender has the option of (i) demanding payment of $65,000 in cash which represents the repayment of the principal amount plus $10,000 of interest, (ii) demanding payment of $60,000 in cash plus 50,000 shares of common stock, which represents repayment of principal plus interest of $5,000 in cash plus stock valued at $5,000, (iii) converting the entire amount of the note plus any accrued interest into 165,000 shares of common stock, which is valued at $16,500, or (iv) converting 50% of the note into 82,500 shares of common stock and demanding that the remaining amount will be repaid in cash.  As of December 31, 2009, the Company had not repaid the note and the lender had not notified the Company of their repayment option.

Additionally, we received a total of $31,653 and $1,440 from a related party loan during the year ended December 31, 2009 and May 21, 2008 (Inception) to December 31, 2008, respectively.  The loans are all due upon demand, but have interest rates varying from 0% to 12% per annum.  During the year ended December 31, 2009 and May 21, 2008 (Inception) to December 31, 2008, the Company repaid $4,700 and $53, respectively, for the related party loans.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

Recent Accounting Pronouncements

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.  The Company does not expect the provisions of this update to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.  The Company does not expect the provisions of this update to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest

Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-K.

ITEM 9.

 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 8, 2010, the Company dismissed Seale and Beers, CPAs (“Seale and Beers”) as the Registrant’s independent registered public accounting firm. On March 3, 2010, the accounting firm of Mantyla McReynolds, LLC (“Mantyla”) was engaged as the Registrant’s new independent registered public accounting firm.

Seale and Beers was the Registrant’s independent registered public accountant as of August 6, 2009 through March 8, 2010 (approximately six months), and therefore did not issue auditors’ reports on the financial statements for the year ended December 31, 2009 and for the period May 21, 2008 (Inception) to December 31, 2008.

Seale and Beers reviewed the Registrant’s financial statements and notes to financial statements included in its Form 10-Q for the period ended September 30, 2009.  Seale and Beers have not audited nor reviewed the Registrant’s financial statements for the year ended December 31, 2009 because Mantyla has audited the Registrant’s financial statements for the year ended December 31, 2009.

Lawrence Scharfman CPA PA (“Scharfman”) was the Registrant’s independent registered public accountant for the period May 21, 2008 (Inception) to December 31, 2008. Scharfman issued its auditor report on the financial statements for the period May 21, 2008 (Inception) to December 31, 2008.

On August 11, 2009, the PCAOB revoked the registration of Scharfman because of deficiencies in the conduct of certain of its audits and its procedures. As Scharfman is no longer registered with the PCAOB, the Registrant may not include Scharfman’s audit reports or consents in its future filings with the Commission.  The Registrant had Mantyla re-audit the period May 21, 2008 (Inception) to December 31, 2008 when the year ending December 31, 2009 was audited.

On August 6, 2009, the Board of Directors of the Registrant dismissed Moore & Associates, Chartered (“Moore & Associates”) as the Registrant’s independent registered public accountants and approved the engagement of Seale and Beers, CPAs to serve as the Registrant’s independent registered public accountants for the fiscal year 2009. Moore & Associates was the Registrant’s independent registered public accountants as of May 2009 and through August 6, 2009 (approximately 3 months), therefore did not issue auditors’ reports on the financial statements for the years ended December 31, 2008 and December 31, 2007.  Moore & Associates reviewed the Registrant’s financial statements and notes to financial statements included in its Form 10-Q for the period ended March 31, 2009.  Seale and Beers reviewed the financial statements included in the Registrant’s Form 10-Q for the period ended June 30, 2009.

During the period of and Seale and Beers’ engagement there were been no disagreements with Seale and Beers (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale and Beers would have caused them to make reference thereto in their report on financial statements for such years.

During the year ended December 31, 2009 and the period May 21, 2008 (Inception) to December 31, 2008 there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the year ended December 31, 2009 and the period May 21, 2008 (Inception) to December 31, 2008 and through the date of the commencement of their engagement, neither the Registrant nor anyone on its behalf has consulted with the Mantyla regarding either:

1.

The application of accounting principles to specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither was a written report provided to the Registrant nor was oral advice provided that the New Accountant concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue; or

2.	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Duties, Responsibilities and Experience

Steve Nickolas, is the President, Director and founder of Northsight, which was incorporated May 21, 2008 and has served to present day.  From February 2002 to the present, Mr. Nickolas has served as the Managing Member of Enhanced Beverages, LLC d/b/a Beverage Science Laboratories.  He is also the President and CEO of XND Technologies, Inc, which he has served in that capacity since its inception in February 2006.  Mr. Nickolas brings more than 30 years of experience in the beverage and bottled water business.  His resume includes bottled water businesses with manufacturing and distribution in the U.S. and seven foreign countries.  Mr. Nickolas’ experiences also include large company (Anhueser Busch) and small company positions; distribution, marketing and manufacturing responsibilities; and a lifelong interest in people and the environment.

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

Our decision to not adopt such a code of ethics is a result of having only one officer and director operating as the management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Director Independence

The Board of Directors has concluded that Director, Steve Nickolas, is not independent in accordance with the director independence standards of the American Stock Exchange.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2009, the Company received no recommendation for Directors from its stockholders.

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

ITEM 11.                    EXECUTIVE COMPENSATION

The following table sets forth the compensation of our Principal Executive Officer for the year ended December 31, 2009.

Summary Compensation Table

Name and Principal Position	Salary	Total
Steve Nickolas, Principal Executive Officer and Principal Accounting Officer	$100	$100

Director Compensation

Additionally, as a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2009. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 30, 2010, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 1,400,000 shares of common stock outstanding as of March 30, 2010.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 30, 2010 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

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

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009, we paid approximately $92,400 to an entity owned and controlled by Mr. Nickolas.  The entity provided services in developing Northsight’s business plan, consulting and administrative services and product development of our intended enhanced water products.  Additionally, as of December 31, 2008, Northsight had prepaid expenses to an entity controlled by Mr. Nickolas.

As of December 31, 2009, we owed approximately $20,580 to Stoecklein Law Group, who is also a stockholder of the Company.  This entity provides legal services to the Company and during the year ended December 31, 2009, Stoecklein Law Group provided legal services totaling $25,970.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009 was $3,000.

The aggregate fees billed for professional services rendered by Moore and Associates, for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009 was $1,000.

The aggregate fees billed for professional services rendered by Seale and Beers, CPAs, for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009 was $2,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. and Seale and Beers, CPAs, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal year 2009 was $-0-.

(3) TAX FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. and Seale and Beers, CPAs for professional services rendered by the principal accountant for the fiscal year 2009 was $-0-.

(4) ALL OTHER FEES

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. and Seale and Beers, CPAs for the fiscal year 2009 other than the fees described above.

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

Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Nickolas	President, Director	April 15, 2010
Steve Nickolas

/s/ Steve Nickolas	Principal Executive Officer	April 15, 2010
Steve Nickolas

/s/ Steve Nickolas	Principal Financial Officer	April 15, 2010
Steve Nickolas

NORTHSIGHT CAPITAL, INC

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009, FOR THE PERIOD MAY 21, 2008 TO DECEMBER 31, 2008 AND FOR THE PERIOD MAY 21, 2008 TO DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Northsight Capital, Inc.

We have audited the accompanying balance sheets of Northsight Capital, Inc. [a development stage company] as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and stockholders' deficit for the year ended December 31, 2009, and for the periods from inception [May 21, 2008] through December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northsight Capital, Inc. as of December 31, 2009 and 2008, and the results of operations and cash flows for the year ended December 31, 2009, and for the periods from inception [May 21, 2008] through December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Northsight Capital, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since its inception and has no revenue-generating activities. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC
Salt Lake City, Utah
April 15, 2010

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$ 516	$ 1,576
Prepaid expenses - related party		2,000
Total current assets	516	3,576

Total assets	$ 516	$ 3,576

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	41,671	3,345
Accounts payable - related party	86,350	4,699
Accrued payroll taxes	422	422
Accrued interest payable - related party	1,962	-
Notes payable	55,000	55,000
Notes payable - related party	28,340	1,387
Total current liabilities	213,745	64,853

Total liabilities	213,745	64,853

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,400,000 shares issued and outstanding	1,400	1,400
Additional paid-in capital	66,200	66,200
Deficit accumulated during development stage	(280,829)	(128,877)
Total stockholders' deficit	(213,229)	(61,277)

Total liabilities and stockholders' deficit	$ 516	$ 3,576

See Accompanying Notes to Financial Statements

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the year	Inception	Inception
	ended	(May 21, 2008) to	(May 21, 2008) to
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenue	$ -	$ -	$ -

Cost of goods sold	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative	28,569	15,098	43,667
Business plan development - related party	-	10,000	10,000
Consulting expense - related party	49,500	17,350	66,850
Executive compensation - related party	100	5,000	5,100
Professional fees	46,381	52,707	99,088
Rent	22,000	10,200	32,200
Research and development - related party	3,000	7,850	10,850
Travel	440	10,672	11,112

Total operating expenses	149,990	128,877	278,867

Other expenses:
Interest expense	(1,962)	-	(1,962)
Total other expenses	(1,962)	-	(1,962)

Loss before provision for income taxes	(151,952)	(128,877)	(280,829)

Provision for income taxes	-	-	-

Net loss	$ (151,952)	$ (128,877)	$ (280,829)

Weighted average number of common shares
outstanding - basic and diluted	1,400,000	956,667

Net loss per share - basic and diluted	$ (0.11)	$ (0.13)

See Accompanying Notes to Financial Statements

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Shares		Common Shares		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
May 21, 2008

Issuance of common stock for cash on
organization of the Company	-	$ -	750,000	$ 750	$ 6,750	$ -	$ 7,500

June 25, 2008
Issuance of common stock for professional fees	-	-	100,000	100	9,900	-	10,000

June 26, 2008
Donated capital	-	-	-	-	100	-	100

November 12, 2008

Issuance of common stock for cash,
net of offering costs	-	-	550,000	550	49,450	-	50,000

Net loss	-	-	-	-	-	(128,877)	(128,877)

Balance, December 31, 2008	-	-	1,400,000	1,400	66,200	(128,877)	(61,277)

Net loss	-	-	-	-	-	(151,952)	(151,952)

Balance, December 31, 2009	-	$ -	1,400,000	$ 1,400	$ 66,200	$ (280,829)	$ (213,229)

See Accompanying Notes to Financial Statements

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the year	Inception	Inception
	ended	(May 21, 2008) to	(May 21, 2008) to
	December 31,	December 31,	December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (151,952)	$ (128,877)	$ (280,829)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	2,000	(2,000)	-
Increase in accounts payable	38,326	3,345	41,671
Increase in accounts payable - related party	81,651	4,699	86,350
Increase in accrued payroll taxes	-	422	422
Increase in accrued interest payable - related party	1,962	-	1,962

Net cash used in operating activities	(28,013)	(112,411)	(140,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	57,500	57,500
Donated capital	-	100	100
Proceeds from notes payable	-	55,000	55,000
Proceeds from notes payable - related party	31,653	1,440	33,093
Payments to notes payable - related party	(4,700)	(53)	(4,753)

Net cash provided by financing activities	26,953	113,987	140,940

NET CHANGE IN CASH	(1,060)	1,576	516

CASH AT BEGINNING OF YEAR	1,576	-	-

CASH AT END OF YEAR	$ 516	$ 1,576	$ 516

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See Accompanying Notes to Financial Statements

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

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations

The Company was formed to engage in the business of producing enhanced bottled water designed to make everyday hydration more convenient and beneficial. It intends to generate revenues primarily from product produced in Scottsdale, Arizona.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue Recognition

The Company's revenues are anticipated to be derived from multiple sources. Primarily revenues will be earned upon delivery of products.

Advertising Costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period of Inception (May 21, 2008) to December 31, 2008 and for the year ended December 31, 2009.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

NORTHSIGHT CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  The maximum amount of common stock equivalents relating to the convertible promissory note (See Note 3) amounts to 165,000 common shares, which shares are not included in the diluted earnings per share calculations for the years ending December 31, 2009 and 2008, since they are considered to be anti-dilutive.

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2009 and 2008, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2009 and 2008, no income tax expense has been incurred.  All tax years are still open for examination.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

NORTHSIGHT CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.  The Company does not expect the provisions of this update to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.  The Company does not expect the provisions of this update to have a material effect on the financial position, results of operations or cash flows of the Company.

NORTHSIGHT CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

NORTHSIGHT CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NORTHSIGHT CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

 In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 21, 2008) through the period ended December 31, 2009 of ($280,829). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – NOTES PAYABLE

On October 6, 2008, the Company executed a convertible promissory note for $55,000 from an individual.  The note was due in 90 days.  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock.  The fair value of the common stock is $16,500.  The lender also has the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.

As of December 31, 2009 and 2008, the lender had not notified the Company of their repayment option, as such, the option to select an interest payout is no longer  available, and the note is in default.

Interest expense for the years ended December 31, 2009 and 2008 was $0 and $0, respectively.

NORTHSIGHT CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Note payable to an officer, director and shareholder, unsecured, 10% - 12% interest, due upon demand	$ 7,443	$ 1,387
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 10% - 12% interest, due upon demand	14,300	-
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 0% -10% interest, due upon demand	6,597	-

	$ 28,340	$ 1,387

Interest expense for the years ended December 31, 2009 and 2008 was $1,962 and $0, respectively.  As of December 31, 2009, the balance of accrued interest payable – related party was $1,962.

NOTE 5 – INCOME TAXES

At December 31, 2009 and 2008, the Company had federal operating loss carryforwards of $270,829 and $118,877, respectively, which begins to expire in 2028.

The provision for income taxes consisted of the following components for the year ended December 31, 2009 and period Inception (May 21, 2008) to December 31, 2008:

	2009	2008
Current:
Federal	$ -	$ -
State	-	-
Deferred	-	-
	$ -	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$ 94,790	$ 41,607
Total deferred tax assets	94,790	41,607
Less: Valuation allowance	(94,790)	(41,607)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $94,790 and $41,607, respectively, representing an increase of $53,183 for 2009.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

NORTHSIGHT CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (CONTINUED)

Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009 and 2008:

	2009	2008
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2009 and 2008 is presented in the table below:

	2009	2008
Beginning Balance	$ 0	$ 0
Additions based on tax positions related to the current year	0	0
Reductions for tax positions of prior years	0	0
Reductions due to expiration of statute of limitations	0	0
Settlements with taxing authorities	0	0
Ending Balance	$ 0	$ 0

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

As of December 31, 2009, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of December 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

NORTHSIGHT CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

On May 21, 2008, the Company issued an officer of the Company 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for cash totaling $7,500.

On June 26, 2008, an officer of the Company donated $100 to the Company and is considered donated capital and recorded as additional paid in capital.

As of December 31, 2008, the Company had prepaid expenses relating to administrative expenses totaling $2,000 due to an entity that is owned and controlled by the officer, director and shareholder of the Company.

During the period May 21, 2008 to December 31, 2008, the Company had expenses totaling $35,200 due to an entity that is owned and controlled by the officer, director and shareholder of the Company.  The entity provided services to develop the Company business plan, consulting, rent, and administrative services and product development.  During the year ended December 31, 2009, the Company had expenses totaling $92,400 for consulting, administrative services, rent, and research and development.  Total amounts in accounts payable to the related party as of December 31, 2009 and 2008 amounted to $86,350 and $4,699, respectively.

During the period May 21, 2008 to December 31, 2008, the Company received cash totaling $1,440 from an officer, director and shareholder of the company which was considered a loan.  During the period May 21, 2008 to December 31, 2008 the Company repaid $53.  The balance of the note as of December 31, 2008 was $1,387.  During the year ended December 31, 2009, the Company received $6,056 from an officer, director and shareholder of the company which was considered a loan.  The balance of the note as of December 31, 2009 was $7,443.

During the period May 21, 2008 to December 31, 2008, the Company paid $5,000 to an officer, director and shareholder of the company which was considered executive compensation.  During the year ended December 31, 2009, the Company paid $100 to an officer, director and shareholder of the company which was considered executive compensation.

During the year ended December 31, 2009, the Company received cash totaling $14,800 from an entity that is owned and controlled by an officer, director and shareholder of the company which was considered a loan.  During the year ended December 31, 2009 the Company repaid $500.  The balance of the note as of December 31, 2009 was $14,300.

During the year ended December 31, 2009, the Company received cash totaling $10,597 from an entity that is owned and controlled by an officer, director and shareholder of the company which was considered a loan.  During the year ended December 31, 2009 the Company repaid $4,000.  The balance of the note as of December 31, 2009 was $6,597.

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

NOTE 9 – AGREEMENTS (CONTINUED)

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

On October, 15, 2009, XND, Enhanced and Steve Nickolas mutually agreed to terminate the license agreements described above.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 15, 2010, the date which the financial statements were available to be issued.  As of April 15, 2010, there were no material subsequent events.