Form 10-Q
period 2010-03-31
Northsight Capital, Inc.
filed 2010-05-17
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 005-85446

NORTHSIGHT CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2727362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4685 S. Highland Drive, Suite 202
Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

(801) 278-9424

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                          Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2010, was 2,830,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$ 2,125	$ 516
Prepaid expenses	2,940	-
Total current assets	5,065	516

Total assets	$ 5,065	$ 516

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	39,926	41,671
Accounts payable - related party	109,400	86,350
Accrued payroll taxes	422	422
Accrued interest payable - related party	2,699	1,962
Notes payable	65,000	55,000
Notes payable - related party	29,340	28,340
Total current liabilities	246,787	213,745

Total liabilities	246,787	213,745

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,400,000 and 1,400,000 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	1,400	1,400
Additional paid-in capital	66,200	66,200
(Deficit) accumulated during development stage	(309,322)	(280,829)
Total stockholders' deficit	(241,722)	(213,229)

Total liabilities and stockholders' deficit	$ 5,065	$ 516

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
			Inception
			(May 21, 2008)
	For the three months ended		to
	March 31,		March 31,
	2010	2009	2010

Revenue	$ -	$ -	$ -

Cost of goods sold	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative	3,321	3,181	46,988
Business plan development - related party	-	-	10,000
Consulting expense - related party	13,500	9,000	80,350
Executive compensation - related party	-	100	5,100
Professional fees	4,935	11,344	104,023
Rent - related party	6,000	4,000	38,200
Research and development - related party	-	3,000	10,850
Travel	-	440	11,112

Total operating expenses	27,756	31,065	306,623

Other expenses:
Interest expense	(737)	-	(2,699)
Total other expenses	(737)	-	(2,699)

Net (loss)	$ (28,493)	$ (31,065)	$ (309,322)

Weighted average number of common shares	1,400,000	1,400,000
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$ (0.02)	$ (0.02)

See Accompanying Notes to Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
			(May 21, 2008)
	For the three months ended		to
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (28,493)	$ (31,065)	$ (309,322)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(2,940)	2,000	(2,940)
Increase (decrease) in accounts payable	(1,745)	(2,288)	39,926
Increase in accounts payable - related party	23,050	18,533	109,400
Increase in accrued payroll taxes	-	1	422
Increase in accrued interest payable - related party	737	-	2,699
Net cash (used) in operating activities	(9,391)	(12,819)	(149,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	-	57,500
Donated capital	-	-	100
Proceeds from notes payable	10,000	-	65,000
Proceeds from notes payable - related party	1,000	11,350	29,593
Payments to notes payable - related party	-	-	(253)
Net cash provided by financing activities	11,000	11,350	151,940

NET CHANGE IN CASH	1,609	(1,469)	2,125
CASH AT BEGINNING OF PERIOD	516	1,576	-
CASH AT END OF PERIOD	$ 2,125	$ 107	$ 2,125

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash activities:
Number of shares issued for services	-	-	100,000
Value of shares issued for services	$ -	$ -	$ 10,000

See Accompanying Notes to Financial Statements.

Northsight Capital, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company’s 10-K filed on April 15, 2010. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $309,322 for the period from Inception (May 21, 2008) to March 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Recent Accounting Pronouncements

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 – Recent Accounting Pronouncements (Continued)

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted.  The provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 4 – Prepaid Expenses

As of March 31, 2010, the Company had $2,940 in prepaid expenses.  The prepaid expenses relate accounting fees which will be amortized as the services are rendered.

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

As of March 31, 2010, the lender did not notify the Company of their repayment option, as such, the option to select an interest payout is no longer available. The note is in default.

In March 2010, the Company received a loan for $10,000 from an unrelated third party.  The loan is due upon demand and bears 0% interest.

Interest expense for the three months ended March 31, 2010 was $0.

Note 6 – Notes Payable – Related Party

Notes payable consists of the following at March 31, 2010:

March 31, 2010
Note payable to an officer, director and shareholder, unsecured, 10% - 12% interest, due upon demand	$ 7,443
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 10% - 12% interest, due upon demand	15,300
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 0% - 10% interest, due upon demand	6,597

$ 29,340

Interest expense for the three months ended March 31, 2010 and 2009 was $737 and $0, respectively.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

During the three months ended March 31, 2010, there were no issuances of common stock.

Note 8 – Warrants and Options

As of March 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 – Subsequent Events

On April 30, 2010, which is subsequent to the end of the period covered by this Report, our President, Steve Nickolas, sold to three investors a total of 730,000 shares of the Company’s common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of the Company’s outstanding shares.  On the same date, Mr. Nickolas, acting as the Company’s sole director, elected Travis Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated April 30, 2010, which was filed with the Securities and Exchange Commission on May 4, 2010.

In addition, the Company issued 1,430,000 “unregistered” and “restricted” shares of its common stock to shareholders, in full satisfaction of the Company’s outstanding $10,000 aggregate liability to such shareholders.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•

our ability to diversify our operations

•

our ability to implement our business plan of producing unique, proprietary water products;

•

inability to raise additional financing for working capital;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain

•

our ability to attract key personnel;

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Northsight”, “the Company”, and similar terms refer to Northsight Capital, Inc., unless otherwise expressly stated or the context otherwise requires.

Business Development Summary

Northsight is a development stage company incorporated in the State of Nevada on May 21, 2008. We were formed to engage in the business of marketing, developing, and producing unique, proprietary water products, each of which will have a health benefit to the consumer.  Northsight’s intended line of enhanced bottled waters is based upon the experience and expertise of our founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008, we commenced our planned principal operations; however, we have no significant assets.

Since our inception on May 21, 2008 through March 31, 2010, we have not generated any revenues and have incurred a net loss of $309,322.  On July 11, 2008 we filed an S-1 Registration Statement with the SEC and the registration statement became effective on July 21, 2008. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital we raised in the recently filed registration statement was used to cover the costs associated with the offering, travel expenses, product development, working capital, and covering various filing fees and transfer agent fees.

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

On October 6, 2008, we executed a convertible promissory note for $55,000 from an individual.  The note was due in 90 days (approximately January 5, 2009).  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option is a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option is a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock.  The fair value of the common stock is $16,500.  The lender also has the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.  As of March 31, 2010, the lender did not notify the Company of their repayment option, as such, the option to select an interest payout is no longer available. The note is in default.

As of March 31, 2010, the Company has a note payable to an officer, director and shareholder which is unsecured and bears interest at 10% - 12% per annum due upon demand, with an outstanding balance of $7,443.  As of March 31, 2010, the Company has notes payable to entities owned and controlled by an officer, director and shareholder of the Company which are unsecured and bear interest at 0%-12% per annum and are due upon demand with outstanding balances of $15,300 and $6,597 respectively.  Thus, the total amount of notes payable to related parties is $29,340.

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

As of March 31, 2010, our cash balance was $2,125. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company is still developing its planned principal operations and it has not generated any revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $309,322 for the period from May 21, 2008 (inception) to March 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The number of employees required to operate our business is currently one part time individual. We anticipate requiring additional capital within the next 12 months to hire at least one full time person.  Additionally, we anticipate the need for additional personnel upon certain events occurring such as:   future offerings being completed, commencement of our product development program, and the establishment of an advertising campaign.

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The provisions of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (and acting principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer (and acting principal financial officer)  concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We are a smaller reporting company and, therefore, not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances during the quarter ended March 31, 2010.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2010.

Item 3. Defaults Upon Senior Securities.

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

As of March 31, 2010, the lender did not notify the Company of their repayment option and the note is in default.

Item 4.  [REMOVED AND RESERVED]

Item 5.Other Information.

On April 30, 2010, which is subsequent to the end of the period covered by this Report, our President, Steve Nickolas, sold to three investors a total of 730,000 shares of the Company’s common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of the Company’s outstanding shares.  On the same date, Mr. Nickolas, acting as the Company’s sole director, elected Travis Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated April 30, 2010, which was filed with the Securities and Exchange Commission on May 4, 2010.

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

Date: May 17, 2010