Form 10-Q
period 2010-06-30
Northsight Capital, Inc.
filed 2010-08-16
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 005-85446

NORTHSIGHT CAPITAL, INC.

(Exact name of issuer as specified in its charter)

Nevada	26-2727362
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 13, 2010
Common Capital Voting Stock, $0.001 par value per share	2,830,000 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2010

C O N T E N T S

Condensed Balance Sheets

3

Condensed Statements of Operations

4

Condensed Statements of Cash Flows

5

Notes to Unaudited Condensed Financial Statements

6

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$ -	$ 516
Total current assets	-	516

Total assets	$ -	$ 516

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	1,370	$ 41,671
Accounts payable - related party	-	86,350
Accrued payroll taxes	-	422
Accrued interest payable - related party	-	1,962
Notes payable	-	55,000
Notes payable - related party	917	28,340
Total current liabilities	2,287	213,745

Total liabilities	2,287	213,745

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 2,830,000 and 1,400,000 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	2,830	1,400
Additional paid-in capital	289,879	66,200
(Deficit) accumulated during development stage	(294,996)	(280,829)
Total stockholders' deficit	(2,287)	(213,229)

Total liabilities and stockholders' deficit	$ -	$ 516

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

					Inception
					(May 21, 2008)
	For the three months ended		For the six months ended		to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenue	$ -	$ -	$ -	$ -	$ -

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	384	3,475	3,705	6,656	47,372
Business plan development - related party	-	-	-	-	10,000
Consulting expense - related party	-	13,500	13,500	22,500	80,350
Executive compensation - related party	-	-	-	100	5,100
Professional fees	12,939	11,171	17,874	22,515	116,962
Rent - related party	-	6,000	6,000	10,000	38,200
Research and development - related party	-	-	-	3,000	10,850
Travel	-	-	-	440	11,112

Total operating expenses	13,323	34,146	41,079	65,211	319,946

Other income (expenses):
Interest expense	-	(639)	(737)	(639)	(2,699)
Forgiveness of debt	27,768	-	27,768	-	27,768
Total other income (expenses)	27,768	(639)	27,031	(639)	25,069

(Loss) before provision for income taxes	14,445	(34,785)	(14,048)	(65,850)	(294,877)

Provision for income taxes	(119)	-	(119)	-	(119)

Net income (loss)	$ 14,326	$ (34,785)	$ (14,167)	$ (65,850)	$ (294,996)

Weighted average number of common shares outstanding - basic and fully diluted	2,374,286	1,400,000	1,889,834	1,400,000

Net income (loss) per share - basic and fully diluted	$ 0.01	$ (0.02)	$ (0.01)	$ (0.05)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

			Inception
	For the six months ended		(May 21, 2008) to
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (14,167)	$ (65,850)	$ (294,996)
Adjustments to reconcile net (loss) to net cash used in operating activities
Gain on forgiveness of debt	(27,768)	-	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	917	-	917
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,000	-
Increase (decrease) in accounts payable	(12,955)	37,062	28,716
Increase in accounts payable - related party	4,077	4,754	90,427
Increase in accrued payroll taxes	-	1	422
Increase in accrued interest payable - related party	737	639	2,699

Net cash (used) in operating activities	(49,159)	(21,394)	(189,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	-	57,500
Donated capital	121,894	-	121,994
Proceeds from notes payable	10,000	-	65,000
Payments to notes payable	(55,000)	-	(55,000)
Proceeds from notes payable - related party	1,000	20,600	29,340
Payments to notes payable - related party	(29,251)	(100)	(29,251)

Net cash provided by financing activities	48,643	20,500	189,583

NET CHANGE IN CASH	(516)	(894)	-

CASH AT BEGINNING OF YEAR	516	1,576	-

CASH AT END OF YEAR	$ -	$ 682	$ -

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash activities:
Number of shares issued for services	-	-	100,000
Value of shares issued for services	$ -	$ -	$ 10,000
Conversion of debt to equity	$ 10,000	$ -	$ 10,000
Forgiveness of debt by principal owner credited to additional paid in capital	$ 93,215	$ -	$ 93,215

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2010

NOTE 1 BASIS OF PRESENTATION

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

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have significant assets, nor has it established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The provisions of ASU 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 PREPAID EXPENSES

As of June 30, 2010, the Company had $0 in prepaid expenses.  During the six months ended June 30, 2010, the entire balance of prepaid accounting fees recorded on the balance sheet as of March 31, 2010, totaling $2,940 were expensed as the services were rendered.

NOTE 5 NOTES PAYABLE

On October 6, 2008, the Company executed a convertible promissory note for $55,000 from an individual.  The note was due in 90 days.  Within a period of 60 days from the execution date of the note, the lender can decide on the form of repayment.  The first option was a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option was a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares of common stock.  The fair value of the common stock is $16,500.  The lender also had the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.

As of June 30, 2010, the Company settled the debt with the lender for a total of $55,000 and paid the lender during the six months ended June 30, 2010.

Interest expense for the six months ended June 30, 2010 was $0.

NOTE 6 NOTES PAYABLE - RELATED PARTY

Notes payable consists of the following at June 30, 2010:

June 30, 2010

Notes payable to an entity owned and controlled by an officer, director and shareholders of the Company, unsecured, 8% interest, due upon demand	$ 917

$ 917

During the six months ended June 30, 2010, the Company paid $7,443 to a former officer, director and shareholder to repay the entire balance of the loan.

During the six months ended June 30, 2010, the Company paid $15,300 to an entity owned and controlled by a former officer, director and shareholder to repay the entire balance of the loan.

During the six months ended June 30, 2010, the Company paid $6,507 to an entity owned and controlled by a former officer, director and shareholder to repay a portion of the loan.  The remaining balance of the loan of $90 was forgiven and recorded as additional paid in capital.

In March 2010, the Company received a loan for $10,000 from an entity that is currently controlled and owned by an officer, director and shareholders of the Company.  The loan is due upon demand and bears 0% interest. The loan was settled with 1,430,000 shares of common stock and the Company issued the shares of common stock during the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company received a loan totaling $917 from an entity that is currently controlled and owned by an officer, director and shareholders of the Company.  The loan is due upon demand and bears 8% interest.

Interest expense for the six months ended June 30, 2010 and 2009 was $737 and $639, respectively.

NOTE 7 STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On April 30, 2010, the Company issued 1,430,000 shares of common stock to two individuals for the conversion of debt totaling $10,000.  The Company valued the shares using the fair value of the debt.

During the six months ended June 30, 2010, a former officer, director and shareholder of the Company donated $121,894 of cash to the Company as additional paid in capital.  The Company used the proceeds to settle its accounts payable and notes payable.  Additionally, the former officer, director and shareholder also forgave $93,215 of accounts payable, notes payable and accrued interest payable due to the shareholder and his related entities.  Due to the related party nature of the transaction no gain was recognized and additional paid in capital was increased by $93,215.

As of June 30, 2010, there have been no other issuances of common stock.

NOTE 8 WARRANTS AND OPTIONS

As of June 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 CHANGE IN OWNERSHIP

On April 30, 2010, Steve Nickolas, President of the Company at that time, sold to three investors a total of 730,000 shares of the Company’s common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of the Company’s outstanding shares.  On the same date, Mr. Nickolas, acting as the Company’s sole director, elected Travis Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated April 30, 2010, which was filed with the Securities and Exchange Commission on May 4, 2010.

NOTE 10 SUBSEQUENT EVENTS

On July 22, 2010, the Board of Directors and the majority shareholders of the Company authorized a filing of Schedule 14C and are proposing a reverse stock split of one-for-three.  The reverse stock split is expected to become effective on or about August 26, 2010, as such, the financial statements as of June 30, 2010 have not been retroactively restated for the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and the Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NCAP.OB.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We had no operations during the quarterly period ended June 30, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended June 30, 2010, we had sales of $0, compared to the quarterly period ended June 30, 2009, with sales of $0. General and administrative expenses were $384 for the three months ended June 30, 2010, compared to $3,475 for the three months ended June 30, 2009. General and administrative expenses for the three months ended June 30, 2010, were comprised mainly fees & licenses and printing costs.  The decrease in general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was due to a reduction in office expenses.  In the quarter ended June 30, 2010, the Company negotiated and reduced its accounts payable to vendors and recorded forgiveness of debt totaling $27,768.  During the three month period ended June 30, 2010, the Company moved its administrative offices.  We had net income of $14,326 for the quarter ended June 30, 2010 compared to a net loss of $34,785 for the quarter ended June 30, 2009 due to the forgiveness of debt in 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We had no operations during the six month period ended June 30, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $3,705 for the six months ended June 30, 2010 compared to $6,656 for the six months ended June 30, 2009.  General and administrative expenses for the six months ended June 30, 2010, were comprised mainly of telephone, utilities and office expenses.  We had a net loss of $14,167 for the six month period ended June 30, 2010 compared to a net loss of $65,850 for the six month period ended June 30, 2009.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended June 30, 2010, expenses were paid by a principal shareholder in the amount of $917. The aggregate amount of $917 is outstanding as of June 30, 2010, is unsecured and is due on demand.  The loan bears interest at 8% per annum.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

During the six month period ended June 30, 2010, the Company received donated capital of $121,894 from a former officer, director and shareholder of the Company.   The Company utilized these funds to pay off accounts payable and notes payable.  Also, during the six month period ended June 30, 2010, the former officer, director and shareholder of the Company and his related entities forgave accounts payable and notes payable totaling $93,215.  Due to the related party nature of the transaction no gain was recognized and additional paid in capital was increased by $93,215.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2010, the Company issued 476,667 “unregistered” and “restricted” shares of its common stock to Kelly Trimble, and an additional 953,333 such shares to Jenson Services, Inc., in full satisfaction of the Company’s outstanding $10,000 aggregate liability to Mr. Trimble and Jenson Services.  This issuance was made in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated by the Securities and Exchange Commission.  Both Mr. Timble and Jenson Services are deemed to be “accredited investors” as defined by Rule 501(a) of Regulation D.  The issuance of these securities was disclosed in the Company’s Current  Report on Form 8-K dated April 30, 2010, which was filed with the Securities and Exchange Commission on May 4, 2010.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

On April 30, 2010, Steve Nickolas, President of the Company at that time, sold to three investors a total of 730,000 shares of the Company’s common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of the Company’s outstanding shares.  On the same date, Mr. Nickolas, acting as the Company’s sole director, elected Travis Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated April 30, 2010, which was filed with the Securities and Exchange Commission on May 4, 2010.

On July 21, 2010, which is subsequent to the end of the period covered by this Report, in conjunction with the aforementioned Stock Purchase Agreement dated April 30, 2010, Steven P. Nickolas resigned his capacities as a director and as the President, Secretary and Treasurer of the Company.  The Board of Directors appointed Thomas J. Howells to fill the Board vacancy created by Mr. Nickolas’ resignation.  Subsequently, on July 22, 2010, the Board of Directors appointed Travis T. Jenson to serve as President of the Company and Wayne Bassham to serve as Secretary/Treasurer of the Company.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated July 21, 2010, which was filed with the Securities and Exchange Commission on July 22, 1010.

On July 22, 2010, which is subsequent to the end of the period covered by this Report, the holders of 2,160,000 shares of the Company’s common stock, representing approximately 76.3% of the total outstanding voting securities, and the Board of Directors resolved to effect a reverse split of its outstanding common stock on a basis of one for three, while retaining the current par value of one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company, with all fractional shares to be rounded up to the nearest whole share (the “Reverse Split”).  The Majority Stockholders also agreed to contribute, on a pro rata basis, a sufficient number of their shares of common stock to ensure that no record stockholder’s holdings as of July 27, 2010 (which is the Record Date for determining the stockholders that shall be entitled to notice of the Reverse Split) shall be reduced below 100 shares as a result of the Reverse Split.  The Company will prepare and file with the Securities and Exchange Commission a definitive Information Statement on Schedule 14C with respect to the Reverse Split, and will mail copies of the definitive Information Statement to its stockholders of record as of the Record Date.  Our management expects that the Reverse Split will become effective on or about August 26, 2010.  These matters were disclosed in the Company’s Current Report on Form 8-K dated July 22, 2010, which was filed with the Securities and Exchange Commission on July 26, 2010.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

Form 8-K Current Report as filed on or about May 4, 2010 concerning the Stock Purchase Agreement.*

Form 8-K Current Report as filed on or about July 22, 2010 concerning the resignation of Steven P. Nickolas as President of the Company, the appointment of Thomas J. Howells as a Director of the Company, and the appointment of Travis T. Jenson as President and Wayne Bassham as Secretary/Treasurer of the Company.*

Form 8-K Current Report as filed on or about July 27, 2010 concerning the Reverse Split.*

*Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	08/16/10	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	08/16/10	By:	/s/Wayne Bassham
Wayne Bassham, Secretary/Treasurer, Director