Form 10-Q
period 2010-09-30
Northsight Capital, Inc.
filed 2010-11-12
CIK 1439397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53661

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 12, 2010
Common Capital Voting Stock, $0.001 par value per share	944,395 shares

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

September 30, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
September 30, 2010 and December 31, 2009

	9/30/2010	12/31/2009
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$516
Total current assets	-	516
Total Assets	$-	$516

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,289	$41,671
Accounts payable - related party	-	86,350
Accrued payroll taxes	-	422
Accrued interest payable - related party	-	1,962
Notes payable	-	55,000
Notes payable - related party	5,940	28,340
Total Current Liabilities	9,229	213,745
Total Liabilities	9,229	213,745

Stockholders' Deficit
Preferred Stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Common Stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 944,395 and 467,788
shares issued and outstanding as of September 30, 2010 and
December 31, 2009, respectively	944	467
Additional Paid-in Capital	291,765	67,133
Accumulated Deficit during the Development Stage	(301,938)	(280,829)
Total Stockholders' Deficit	(9,229)	(213,229)
Total Liabilities and Stockholders' Deficit	$-	$516

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009, and
for the Period from Inception [May 21, 2008] through September 30, 2010
(Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Nine Months	Nine Months	(May 21, 2008)
	Ended	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-	-
Gross Profit	-	-	-	-	-
Operating expenses:
General administrative	1,666	3,247	5,371	9,903	49,038
Business plan development - related party	-	-	-	-	10,000
Consulting expense - related party	-	13,500	13,500	36,000	80,350
Executive compensation - related party	-	-	-	100	5,100
Professional fees	5,276	8,749	23,150	31,264	122,238
Rent - related party	-	6,000	6,000	16,000	38,200
Research and development - related party	-	-	-	3,000	10,850
Travel	-	-	-	440	11,112
Total operating expenses	6,942	31,496	48,021	96,707	326,888
Other income (expenses)
Interest expense	-	(640)	(737)	(1,279)	(2,699)
Forgiveness of debt	-	-	27,768	-	27,768
Total other income (expenses)	-	(640)	27,031	(1,279)	25,069
(Loss) before provision for income taxes	(6,942)	(32,136)	(20,990)	(97,986)	(301,819)
Provision for Income Taxes	-	-	(119)	-	(119)
Net income (loss)	$(6,942)	$(32,136)	$(21,109)	$(97,986)	$(301,938)

Weighted average number of common shares
outstanding - basic and fully diluted	944,395	467,788	734,897	467,788
Net income (loss) per share - basic and fully diluted	$(0.01)	$(0.06)	$(0.02)	$(0.20)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009, and
for the Period from Inception [May 21, 2008] through September 30, 2010
(Unaudited)

	For the	For the	From Inception
	Nine Months	Nine Months	(May 21, 2008)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(21,109)	$(97,986)	$(301,938)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Gain on forgiveness of debt	(27,768)	-	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	5,940	-	5,940
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,000	-
Increase (decrease) in accounts payable	(11,036)	(341)	30,635
Increase in accounts payable - related party	4,077	70,122	90,427
Increase in accrued payroll taxes	-	-	422
Increase in accrued interest payable - related party	737	1,279	2,699
Net Cash (Used) in Operating Activities	(49,159)	(24,926)	(189,583)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	-	57,500
Proceeds from donated capital	121,894	-	121,994
Proceeds from notes payable	10,000	-	65,000
Payments to notes payable	(55,000)	-	(55,000)
Proceeds from notes payable - related party	1,000	24,000	29,340
Payments to notes payable - related party	(29,251)	(200)	(29,251)
Net Cash Provided by Financing Activities	48,643	23,800	189,583

Net Change In Cash	(516)	(1,126)	-
Beginning Cash Balance	516	1,576	-
Ending Cash Balance	$-	$450	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-
Non-Cash Activities
Number of shares issued for services		-	100,000
Value of shares issued for services		$-	$10,000
Conversion of debt to equity	$10,000	$-	$10,000
Forgiveness of debt by principal owner credited to additional
paid in captial	$93,215	$-	$93,215

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

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

NOTE 4 NOTES PAYABLE

On October 6, 2008, the Company executed a convertible promissory note for $55,000 from an individual.  The note was due in 90 days.  Within a period of 60 days from the execution date of the note, the lender could decide on the form of repayment.  The first option was a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option was a payment of $60,000 in cash plus 50,000 shares of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares (55,000 post-split) of common stock.  The fair value of the common stock is $16,500.  The lender also had the option to convert 50% of the note into 82,500 shares of common stock and the remaining amount will be repaid in cash.

As of June 30, 2010, the Company settled the debt with the lender for a total of $55,000 and paid the lender during the six months ended June 30, 2010.

Interest expense for the nine months ended September 30, 2010 was $0.

NOTE 5 NOTES PAYABLE - RELATED PARTY

Notes payable consists of the following at September 30, 2010:

September 30, 2010

Notes payable to an entity owned and controlled by an officer, director and shareholders of the Company, unsecured, 8% interest, due upon demand	$5,940

$5,940

In March 2010, the Company received a loan for $10,000 from an entity that is currently controlled and owned by an officer, director and shareholders of the Company.  The loan is due upon demand and bears 0% interest. The loan was settled with 1,430,000 shares (476,667 post-split) of common stock and the Company issued the shares of common stock during the six months ended June 30, 2010.

During the nine months ended September 30, 2010, the Company received a loan totaling $5,940 from an entity that is currently controlled and owned by an officer, director and shareholders of the Company.  The unsecured loan bears interest at 8% per annum and is due on demand.

Interest expense for the nine months ended September 30, 2010 and 2009 was $737 and $1,279, respectively.

NOTE 6 STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On April 30, 2010, the Company issued 1,430,000 shares (476,667 post-split) of common stock to two individuals for the conversion of debt totaling $10,000.  The Company valued the shares using the fair value of the debt.

During the nine months ended September 30, 2010, a former officer, director and shareholder of the Company donated $121,894 of cash to the Company as additional paid in capital.  The Company used the proceeds to settle its accounts payable and notes payable.  Additionally, the former officer, director and shareholder also forgave $93,215 of accounts payable, notes payable and accrued interest payable due to the shareholder and his related entities.  Due to the related party nature of the transaction no gain was recognized and additional paid in capital was increased by $93,215.
On July 22, 2010, the Board of Directors and the majority shareholders of the Company authorized a filing of Schedule 14C and proposed a reverse stock split of one-for-three.  The reverse stock split became effective on or about August 26, 2010.  All share and per share amounts have been adjusted retrospectively as a result of the reverse stock split, unless otherwise stated.

As of September 30, 2010, there have been no other issuances of common stock.

NOTE 7 WARRANTS AND OPTIONS

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 CHANGE IN OWNERSHIP

On April 30, 2010, Steve Nickolas, President of the Company at that time, sold to three investors a total of 730,000 shares (243,333 post-split) of the Company’s common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of the Company’s outstanding shares.  On the same date, Mr. Nickolas, acting as the Company’s sole director, elected Travis Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated April 30, 2010, which was filed with the Securities and Exchange Commission on May 4, 2010.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a corporation in our state of organization; the payment of our Securities and Exchange Commission and the Exchange Act reporting filing expenses, including associated legal and accounting fees; and costs incident to reviewing or investigating any potential business venture.  Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NCAP.OB.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We had no operations during the quarterly period ended September 30, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended September 30, 2010, we had sales of $0, compared to the quarterly period ended September 30, 2009, with sales of $0. Operating expenses were $6,942 for the three months ended September 30, 2010, compared to $31,496 for the three months ended September 30, 2009. Operating expenses for the three months ended September 30, 2010, were comprised mainly of accounting fees.  The decrease in general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was due to a reduction in professional fees and office expenses.   We had a net loss of $6,942 for the quarter ended September 30, 2010 compared to a net loss of $32,136 for the quarter ended September 30, 2009 due to a reduction of operating expesnses in 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

We had no operations during the nine month period ended September 30, 2010, nor do we have operations as of the date of this filing.  Operating expenses were $48,021 for the nine months ended September 30, 2010 compared to $96,707 for the nine months ended September 30, 2009.  Operating expenses for the nine months ended September 30, 2010, were comprised mainly of accounting and legal expenses.  We had a net loss of $21,109 for the nine month period ended September 30, 2010 compared to a net loss of $97,986 for the nine month period ended September 30, 2009.

Liquidity and Capital Requirements

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended September 30, 2010, expenses were paid by a principal shareholder in the amount of $5,023. The aggregate amount of $5,023 is outstanding as of September 30, 2010, is unsecured and is due on demand.  The loan bears interest at 8% per annum.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

During the nine month period ended September 30, 2010, the Company received proceeds from donated capital of $121,894 from a former officer, director and shareholder of the Company.   The Company utilized these funds to pay off accounts payable and notes payable.  Also, during the nine month period ended September 30, 2010, the former officer, director and shareholder of the Company and his related entities forgave accounts payable and notes payable totaling $93,215.  Due to the related party nature of the transaction no gain was recognized and additional paid in capital was increased by $93,215.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

On April 30, 2010, Steve Nickolas, President of the Company at that time, sold to three investors a total of 730,000 shares (243,333 post-split) of the Company’s common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of the Company’s outstanding shares.  On the same date, Mr. Nickolas, acting as the Company’s sole director, elected Travis Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated April 30, 2010, which was filed with the Securities and Exchange Commission on May 4, 2010.

On July 21, 2010, in conjunction with the aforementioned Stock Purchase Agreement dated April 30, 2010, Steven P. Nickolas resigned his capacities as a director and as the President, Secretary and Treasurer of the Company.  The Board of Directors appointed Thomas J. Howells to fill the Board vacancy created by Mr. Nickolas’ resignation.  Subsequently, on July 22, 2010, the Board of Directors appointed Travis T. Jenson to serve as President of the Company and Wayne Bassham to serve as Secretary/Treasurer of the Company.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated July 21, 2010, which was filed with the Securities and Exchange Commission on July 22, 1010.

On July 22, 2010, the holders of 2,160,000 shares (720,000 post-split) of the Company’s common stock, representing approximately 76.3% of the total outstanding voting securities, and the Board of Directors resolved to effect a reverse split of its outstanding common stock on a basis of one for three, while retaining the current par value of one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company, with all fractional shares to be rounded up to the nearest whole share (the “Reverse Split”).  The Majority Stockholders also agreed to contribute, on a pro rata basis, a sufficient number of their shares of common stock to ensure that no record stockholder’s holdings as of July 27, 2010 (which is the Record Date for determining the stockholders that shall be entitled to notice of the Reverse Split) shall be reduced below 100 shares as a result of the Reverse Split.  The Company prepared and filed with the Securities and Exchange Commission a definitive Information Statement on Schedule 14C with respect to the Reverse Split, and will mail copies of the definitive Information Statement to its stockholders of record as of the Record Date.  The Reverse Split became effective on or about August 26, 2010.  These matters were disclosed in the Company’s Current Report on Form 8-K dated July 22, 2010, which was filed with the Securities and Exchange Commission on July 26, 2010.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certification of Travis T. Jenson Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Wayne Bassham Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Travis T. Jenson and Wayne Bassham Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

NORTHSIGHT CAPITAL, INC.
(Issuer)

Date:	11/12/10	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	11/12/10	By:	/s/Wayne Bassham
Wayne Bassham, Secretary/Treasurer, Director