Form 10-K
period 2010-12-31
Northsight Capital, Inc.
filed 2011-03-03
CIK 1439397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-53661

NORTHSIGHT CAPITAL, INC.
(Exact name of issuer as specified in its charter)

Nevada	26-2727362
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202
Salt Lake City, Utah 84117
(Address of Principal Executive Offices)

(801) 278-9424
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common stock, $0.001 par value.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ] No [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.0565) on June 30, 2010, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 1,390,001 shares (464,395 post-split shares) prior to effecting a one for three reverse split of the Registrant’s outstanding common stock, which was effective on the OTCBB on August 26, 2010 [see the heading “Business Development,” “2010,” of Part I, Item 1, below]) of common voting stock held by non-affiliates, valued in the aggregate at $78,535.

Outstanding Shares

As of March 3, 2011, the Registrant had 944,397 shares (2,830,000 pre-split shares) of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Northsight Capital, Inc.,” “Northsight,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Northsight Capital, Inc., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the endeavors in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships, among others.

PART I

ITEM 1.  BUSINESS

Business Development

Northsight is a development stage company incorporated in the State of Nevada on May 21, 2008. We were formed to engage in the business of marketing, developing, and producing unique, proprietary water products, each of which would have a health benefit to the consumer.  Northsight’s intended line of enhanced bottled waters is based upon the experience and expertise of our founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008, we commenced our development stage operations, and therefore have no significant assets.

Since our inception on May 21, 2008, through December 31, 2010, we have not generated any revenues and have incurred net losses of $303,185. In May of 2008, our only business activity was the formation of our corporate entity and the development of our business model.  On July 11, 2008, we filed an S-1 Registration Statement with the Securities and Exchange Commission (the “SEC”), and the registration statement became effective on July 21, 2008.

On November 7, 2008, we closed our direct public offering and were able to raise $55,000 as proposed.  The proceeds of the offering enabled us to maintain our operations and working capital requirements for approximately 12 months. During that time, we investigated various financing options and opportunities. No additional business operations have occurred nor has any revenue been generated as of the year ended December 31, 2010.

On April 30, 2010, Steve Nickolas, President of the Company at that time, sold to three investors a total of 730,000 shares (243,333 post-split shares) of the Company’s common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of the Company’s outstanding shares.  On the same date, Mr. Nickolas, acting as the Company’s sole director, elected Travis Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated April 30, 2010, which was filed with the SEC on May 4, 2010.  At this time the Company  ceased development of its proprietary water products.  These operations are not presented as discontinued operations in the financial statements as former operations were only in the early development stage.

On July 21, 2010, in conjunction with the aforementioned Stock Purchase Agreement dated April 30, 2010, Steven P. Nickolas resigned his capacities as a director and as the President, Secretary and Treasurer of the Company.  The Board of Directors appointed Thomas J. Howells to fill the Board vacancy created by Mr. Nickolas’ resignation.  Subsequently, on July 22, 2010, the Board of Directors appointed Travis T. Jenson to serve as President of the Company; Wayne Bassham to serve as Secretary/Treasurer of the Company; and Thomas J. Howells as a director.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated July 21, 2010, which was filed with the SEC on July 22, 2010.

On July 22, 2010, our Board of Directors and our majority shareholders of the Company authorized the filing of Schedule 14C and proposed a reverse stock split of one-for-three of our outstanding shares, while retaining the authorized shares and par value with appropriate adjustments in our capital accounts.  The reverse stock split became effective on or about August 26, 2010.  All share and per share amounts herein have been adjusted retrospectively as a result of the reverse stock split, unless otherwise stated.

On February 4, 2011, we executed a non-binding Term Sheet to acquire a newly formed corporate security division subsidiary of Safe Communications, Inc. (Pink Sheets: SGTB.pk), NCAP Security Systems, Inc.  The closing of this acquisition is subject to completion of our due diligence review of the acquisition target, its management and its technology, among other conditions.  No assurance can be given that this acquisition will be completed.

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire.  We have had no material business operations for more than two years. Our plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries in which we may engage.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others.  We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or  company; the perceived public recognition or acceptance of the company’s or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other shareholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are issued to them at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.
Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since inception.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations and produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”   That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will likely substantially increase our legal and accounting costs if we complete an acquisition, reorganization or merger.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

On July 11, 2008 we filed an S-1 Registration Statement with the SEC and the registration statement became effective on July 21, 2008.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Number of Total Employees and Number of Full Time Employees

None.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

PART II

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2:  PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of our President, Travis T. Jenson, and are currently provided at no cost.  Because we have had no business, our activities have been limited to keeping us in good standing in the State of Nevada and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 22, 2010, our Board of Directors and our majority shareholders of the Company authorized the filing of Schedule 14C and proposed a reverse stock split of one-for-three of our outstanding shares, while retaining the authorized shares and par value with appropriate adjustments in our capital accounts.  The reverse stock split became effective on or about August 26, 2010.  All share and per share amounts herein have been adjusted retrospectively as a result of the reverse stock split, unless otherwise stated.

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares were approved for quotation on the OTC Bulletin Board (OTCBB) of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “NCAP” on May 12, 2009.  There is currently no established trading market for shares of our common stock.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” below.

The following table sets forth, for the periods indicated since approval for quotation on the OTCBB, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2009	High	Low
May 12 (First Avail.) – June 30	NONE	NONE
July 1 – September 30.15		.10
October 1 – December 31	1.10	.08
2010
January 4 – March 31.12		.032
April 1 – June 30.08		.033
July 1 – August 30.11		.06
August 31 - September 30.21		.15
(After a 1 for 3 reverse split)
October 1 – December 31.25		.21

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 32 shareholders, not including an indeterminate number of holders who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty, and if and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

The unregistered securities were sold by us during the last three years ended December 31, 2010:

On May 21, 2008, the Company issued a former officer of the Company 250,000 shares (750,000 pre-split shares) of its $0.001 par value common stock at a price of $0.03 per share for cash totaling $7,500.

On June 25, 2008, the Company issued 33,333 shares (100,000 pre-split shares) of its common stock toward legal fees at a value of $0.30 per share.

On June 26, 2008, an officer of the Company donated $100 to the Company which was considered donated capital and recorded as additional paid in capital.

On November 12, 2008, the Company issued a total of 183,334 shares (550,000 pre-split shares) of its common stock for cash at a price of $0.30 per share for a total amount raised of $55,000, with net offering costs totaling $5,000.

On April 30, 2010, the Company issued 476,667 shares (1,430,000 pre-split shares) of common stock to two individuals for the conversion of debt totaling $10,000.  The Company valued the shares using the fair value of the debt.

Proceeds from the sale of Registered Securities

During the year ended December 31, 2008, the Company received gross proceeds of $55,000 from the sale of registered securities under its S-1 Registration Statement filed with the SEC on July 11, 2008, which became effective on July 18, 2008, and its related Prospectus filed with the SEC on July 21, 2008.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers
During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:
• Current public information,
• Volume limitations,
• Manner of sale requirements for equity securities, and
• Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers
During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:
• Current public information,
• Volume limitations,
• Manner of sale requirements for equity securities, and
• Filing of Form 144.
During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i)  Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)           This section is not available for the resale of securities initially issued by an issuer defined below:

(i)   An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)           No or nominal operations; and

(B)           Either :

(1)   No or nominal assets;
(2)   Assets consisting solely of cash and cash equivalents; or

(3)   Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)           An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)           Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)           The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act of 1933 as amended (the “Securities Act”)

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates.  It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation for the next 12 months is to: (i)consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal shareholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business will commence or an acquisition made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to us at terms acceptable to us.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $5,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that it can raise funds, if needed.

Liquidity and Capital Resources

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the year ended December 31, 2010, expenses were paid by a principal shareholder in the amount of $7,737.  The aggregate amount of $7,737 is outstanding as of December 31, 2010, is unsecured and is due on demand.  The loan bears interest at 8% per annum.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

During the year ended December 31, 2010, the Company received proceeds from donated capital of $121,894 from a former officer, director and shareholder of the Company.   The Company utilized these funds to pay off accounts payable and notes payable.  Also, during the year ended December 31, 2010, the former officer, director and shareholder of the Company and his related entities forgave accounts payable and notes payable totaling $93,215.  Due to the related party nature of the transaction no gain was recognized and additional paid in capital was increased by $93,215.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit us and our shareholders, we have had no material business operations in the most recent calendar year.

During the year ended December 31, 2010, we had a net loss of $22,356, resulting from operations.  During this same period ending December 31, 2009, we had a net loss of $151,952, also resulting from operations.  The decrease in our net loss from December 31, 2009 to December 31, 2010 was due to a forgiveness of debt of $27,768 and a reduction in the amount of expenditures we incurred in relation to our former enhanced bottled water development.  We have received no revenues in either of our two most recent calendar years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
December 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Northsight Capital, Inc. [a development stage company]

We have audited the accompanying balance sheets of Northsight Capital, Inc. [a development stage company] as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and for the period from inception [May 21, 2008] through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northsight Capital, Inc. [a development stage company] as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010 and 2009, and for the period from inception through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from inception through December 31, 2010. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
March 3, 2011

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2010 and 2009

	12/31/2010	12/31/2009

ASSETS
Current Assets
Cash	$-	$516
Total current assets	-	516
Total Assets	$-	$516

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,739	$41,671
Accounts payable - related party	-	86,350
Accrued payroll taxes	-	422
Accrued interest payable - related party	-	1,962
Notes payable	-	55,000
Notes payable - related party	7,737	28,340
Total Current Liabilities	10,476	213,745
Total Liabilities	10,476	213,745

Stockholders' Deficit
Preferred Stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Common Stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 944,397 and 466,667
shares issued and outstanding as of December 31, 2010 and
December 31, 2009, respectively	944	467
Additional Paid-in Capital	291,765	67,133
Accumulated Deficit during the Development Stage	(303,185)	(280,829)
Total Stockholders' Deficit	(10,476)	(213,229)
Total Liabilities and Stockholders' Deficit	$-	$516

See Accompanying Notes to the Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009, and for the Period from
Inception (May 21, 2008) through December 31, 2010

	For the	For the	From Inception
	Year	Year	(May 21, 2008)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating expenses:
General administrative	5,787	28,569	49,454
Business plan development - related party	-	-	10,000
Consulting expense - related party	13,500	49,500	80,350
Executive compensation - related party	-	100	5,100
Professional fees	24,100	46,381	123,188
Rent - related party	6,000	22,000	38,200
Research and development - related party	-	3,000	10,850
Travel	-	440	11,112
Total operating expenses	49,387	149,990	328,254
Other income (expenses)
Interest expense	(737)	(1,962)	(2,699)
Forgiveness of debt	27,768	-	27,768
Total other income (expenses)	27,031	(1,962)	25,069

Net income (loss) before income taxes	(22,356)	(151,952)	(303,185)
Provision for income taxes	-	-	-
Net income (loss)	$(22,356)	$(151,952)	$(303,185)

Weighted average number of common shares
outstanding - basic and fully diluted	819,247	466,667
Net income (loss) per share - basic and fully diluted	$(0.03)	$(0.33)

See Accompanying Notes to the Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2010 and 2009, and for the Period from
Inception (May 21, 2008) through December 31, 2010

							Net
					Additional		Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	(Deficit)

May 21, 2008 - Issuance of common stock for cash on organization of the Company		$-	250,000	$250	$7,250	$-	$7,500
June 25, 2008 - Issuance of common stock for professional fees			33,333	33	9,967		10,000
June 26, 2008 - Donated Capital			-	-	100		100
November 12, 2008 - Issuance of common stock for cash, net of offering costs			183,334	184	49,816		50,000
Net loss for the year ended December 31, 2008						(128,877)	(128,877)
Balance, December 31, 2008	-	-	466,667	467	67,133	(128,877)	(61,277)
Net loss for the year ended December 31, 2009						(151,952)	(151,952)
Balance, December 31, 2009	-	-	466,667	467	67,133	(280,829)	(213,229)
April 30, 2010 - Issuance of common stock for the conversion of debt			476,667	477	9,523		10,000
April 30, 2010 - Donated Capital					121,894		121,894

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2010 and 2009, and for the Period from
Inception (May 21, 2008) through December 31, 2010

							Net
					Additional		Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	(Deficit)
(continued)

April 30, 2010 - Forgiveness of debt by officer					93,215		93,215
August 26, 2010 - round-up impact from reverse stock split of one-for-three			1,063				-
Net loss for the year ended December 31, 2010						(22,356)	(22,356)
Balance, December 31, 2010	-	$-	944,397	$944	$291,765	$(303,185)	$(10,476)

See Accompanying Notes to the Financial Statements.

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009, and for the Period from
Inception (May 21, 2008) through December 31, 2010

			From
			Inception
	For the	For the	(May 21,
	Year	Year	2008)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(22,356)	$(151,952)	$(303,185)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Gain on forgiveness of debt	(27,768)	-	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	7,737	-	7,737
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,000	-
Increase (decrease) in accounts payable	(11,164)	38,326	30,507
Increase in accounts payable - related party	4,077	81,651	90,427
Increase in accrued payroll taxes	(422)	-	-
Increase in accrued interest payable - related party	737	1,962	2,699
Net Cash (Used) in Operating Activities	(49,159)	(28,013)	(189,583)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	-	57,500
Proceeds from donated capital	121,894	-	121,994
Proceeds from notes payable	10,000	-	65,000
Payments to notes payable	(55,000)	-	(55,000)
Proceeds from notes payable - related party	1,000	31,653	29,340
Payments to notes payable - related party	(29,251)	(4,700)	(29,251)
Net Cash Provided by Financing Activities	48,643	26,953	189,583

Net Change In Cash	(516)	(1,060)	-
Beginning Cash Balance	516	1,576	-
Ending Cash Balance	$-	$516	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-
Non-Cash Activities
Number of shares issued for services	-	-	100,000
Value of shares issued for services	$-	$-	$10,000
Conversion of debt to equity	$10,000	$-	$10,000
Forgiveness of debt by principal owner credited to additional
paid in captial	$93,215	$-	$93,215

See Accompanying Notes to the Financial Statements.

NORTHSIGHT CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
December 31, 2010

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

Northsight is a development stage company incorporated in the State of Nevada on May 21, 2008. We were formed to engage in the business of marketing, developing, and producing unique, proprietary water products, each of which will have a health benefit to the consumer.  Northsight’s intended line of enhanced bottled waters is based upon the experience and expertise of our founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008 we commenced our development stage operations, and therefore have no significant assets.  The Company is currently considering new business opportunities for its planned principle operations.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending December 31, 2010 the Company did not have non-cash investing or financing activities.

(c) Income Taxes

The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740 Income Taxes.  The Standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability.  At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes, which are not fully reserved with a valuation allowance.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2010 and 2009, no income tax expense had been incurred.

(d) Net Loss Per Common Share

Basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same.  All per share calculations reflect the effects of the reverse stock split.

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2010.

(f) Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U. S. generally accepted   accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g) Revenue Recognition

The Company shall recognize revenues in accordance with the Securities & Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Accordingly the Company shall recognize revenues when earned which shall be as products or services are delivered to customers. The Company shall also record accounts receivable for revenue earned but not yet collected. An allowance for bad debts shall be provided based on estimated losses. For revenue received in advance of service the Company shall record a current liability as deferred revenue until the earnings process is complete.

(h) Impact of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010.  This amendment did not have an impact on our financial statements.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011.  These additional requirements are not expected to have a material impact on the financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 LIQUIDITY/GOING CONCERN

The Company is a development stage enterprise and has accumulated operating losses since inception [May 2008] of $303,185, and has had negative cash flows from operating activities during the period from inception [May 2008] through December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 NOTES PAYABLE

On October 6, 2008, the Company executed a convertible promissory note for $55,000 from an individual.  The note was due in 90 days.  Within a period of 60 days from the execution date of the note, the lender could decide on the form of repayment.  The first option was a payment of $65,000 in cash to include the repayment of the principal amount plus $10,000 of interest.  The second option was a payment of $60,000 in cash plus 50,000 shares (16,667 post-split shares) of common stock.  The fair value of the shares of common stock is $5,000.  In the second option, the holder will have received a repayment of the principal amount plus $10,000 of interest.  Within a period of 90 days from the execution date of the note, the lender can choose to convert the entire amount of the note plus any accrued interest into 165,000 shares (55,000 post-split shares) of common stock.  The fair value of the common stock is $16,500.  The lender also had the option to convert 50% of the note into 82,500 shares (27,500 post-split shares) of common stock and the remaining amount will be repaid in cash.

During the second quarter of 2010, the Company settled the debt with the lender and paid a total of $55,000.

NOTE 4 NOTES PAYABLE - RELATED PARTY

Notes payable consists of the following at the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Notes payable to an officer, director and shareholder, unsecured, 10% - 12% interest, due upon demand	$-	$7,443
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 10% - 12% interest, due upon demand	-	14,300
Notes payable to an entity owned and controlled by an officer, director and shareholder of the Company, unsecured, 0% - 10% interest, due upon demand	-	6,597
Notes payable to an entity owned and controlled by an officer, director and shareholders of the Company, unsecured, 8% interest per annum, due upon demand	$7,737	-

	$7,737	$28,340

In March 2010, the Company received a loan for $10,000 from an entity that is currently controlled and owned by an officer, director and shareholders of the Company.  The loan was due upon demand and bore 0% interest. The loan was settled with 1,430,000 shares (476,667 post-split shares) of common stock and the Company issued the shares of common stock during the second quarter of 2010.

Interest expense for the year ended December 31, 2010 and 2009 was $737 and $1,962, respectively.

NOTE 5 RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company incurred expenses totaling $19,500 and $74,600, respectively, from an entity owned and controlled by a former officer, director, and shareholder of the Company.  The entity provided services for consulting, administrative services, rent, and research and development.  There was no amount in accounts payable to the related party as of December 31, 2010 compared to $86,350 as of December 31, 2009.

NOTE 6 STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On May 21, 2008, the Company issued a former officer of the Company 250,000 shares (750,000 pre-split shares) of its $0.001 par value common stock at a price of $0.03 per share for cash totaling $7,500.

On June 25, 2008, the Company issued 33,333 shares (100,000 pre-split shares) of its common stock toward legal fees at a value of $0.30 per share.

On June 26, 2008, an officer of the Company donated $100 to the Company which was considered donated capital and recorded as additional paid in capital.

On November 12, 2008, the Company issued a total of 183,334 shares (550,000 pre-split shares) of its common stock for cash at a price of $0.30 per share for a total amount raised of $55,000, with net offering costs totaling $5,000.

On April 30, 2010, the Company issued 476,667 shares (1,430,000 pre-split shares) of common stock to two individuals for the conversion of debt totaling $10,000.  The Company valued the shares using the fair value of the debt.

During the year ended December 31, 2010, a former officer, director and shareholder of the Company donated $121,894 of cash to the Company as additional paid in capital.  The Company used the proceeds to settle its accounts payable and notes payable.  Additionally, the former officer, director and shareholder also forgave $93,215 of accounts payable, notes payable and accrued interest payable due to the shareholder and his related entities.  Due to the related party nature of the transaction no gain was recognized and additional paid in capital was increased by $93,215.

On July 22, 2010, the Board of Directors and the majority shareholders of the Company authorized a filing of Schedule 14C and proposed a reverse stock split of one-for-three.  The reverse stock split became effective on or about August 26, 2010.  All share and per share amounts have been adjusted retrospectively as a result of the reverse stock split, unless otherwise stated.  There were 1,063 common shares issued to meet the minimum share parameters for individual shareholders, as set out by the reverse stock split.

As of December 31, 2010, there have been no other issuances of common stock.

NOTE 7 WARRANTS AND OPTIONS

As of December 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 CHANGE IN OWNERSHIP

On April 30, 2010, Steve Nickolas, President of the Company at that time, sold to three investors a total of 730,000 shares (243,333 post-split shares) of the Company’s common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of the Company’s outstanding shares.  On the same date, Mr. Nickolas, acting as the Company’s sole director, elected Travis T. Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated April 30, 2010, which was filed with the Securities and Exchange Commission on May 4, 2010.

NOTE 9 INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2010 and 2009 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2010.

At December 31, 2010, and 2009, the Company had federal operating loss carryforwards of $103,438 and $88,819, respectively, which begins to expire in 2028.  Due to the greater than 50% change in ownership during 2010, the operating loss carryforwards are subject to an annual limitation for the current and future taxable years.

The provision for income taxes consists of the following:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$37,800	$30,198
Total deferred tax assets	37,800	30,198
Less: Valuation allowance	(37,800)	(30,198)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $37,800 and $30,198, respectively, representing an increase of $7,602 for 2010.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010, and 2009, and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2010 and 2009:

	2010	2009
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

A reconciliation of our unrecognized tax benefits for 2010 and 2009 is presented in the table below:

	2010	2009
Balance as of January 1	$0.00	$0.00
Additions based on tax positions related to the current year	0.00	0.00
Reductions for tax positions of prior years	0.00	0.00
Reductions due to expiration of statute of limitations	0.00	0.00
Settlements with taxing authorities	0.00	0.00
Balance as of December 31	$0.00	$0.00

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2010 and 2009, nor were any interest or penalties accrued as of December 31, 2010.

The Company has filed income tax returns in the United States and Arizona. All tax years since inception are open for examination.

NOTE 10 OFFICE LEASE

The Company offices for 2010 were those of President, Travis T. Jenson, and are provided at no cost. The shareholder incurs no incremental costs in providing this office space to the Company.

NOTE 11 SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has concluded that except as indicated below, no recognized or non-recognized subsequent events have occurred since the year ended December 31, 2010.

On February 4, 2011, the Company executed a non-binding Term Sheet to acquire a newly formed corporate security division subsidiary of Safe Communications, Inc. (Pink Sheets: SGTB.pk), NCAP Security Systems, Inc.  The closing of this acquisition is subject to completion of our due diligence review of the acquisition target, its management and its technology, among other conditions.  No assurance can be given that this acquisition will be completed.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

On April 30, 2010, Steve Nickolas, President of the Company at that time, sold to three investors a total of 243,333 shares (730,000 pre-split shares) of the Company’s common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of the Company’s outstanding shares.  On the same date, Mr. Nickolas, acting as the Company’s sole director, elected Travis Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated April 30, 2010, which was filed with the SEC on May 4, 2010.

On July 21, 2010, in conjunction with the aforementioned Stock Purchase Agreement dated April 30, 2010, Steven P. Nickolas resigned his capacities as a director and as the President, Secretary and Treasurer of the Company.  The Board of Directors appointed Thomas J. Howells to fill the Board vacancy created by Mr. Nickolas’ resignation.  Subsequently, on July 22, 2010, the Board of Directors appointed Travis T. Jenson to serve as President of the Company; Wayne Bassham to serve as Secretary/Treasurer of the Company; and Thomas J. Howells as a director.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated July 21, 2010, which was filed with the SEC on July 22, 2010.

On July 22, 2010, the holders of 720,000 shares (2,160,000 pre-split shares) of the Company’s common stock, representing approximately 76.3% of the total outstanding voting securities (the “Majority Shareholders”), and the Board of Directors resolved to effect a reverse split of its outstanding common stock on a basis of one for three, while retaining the current par value of one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company, with all fractional shares to be rounded up to the nearest whole share (the “Reverse Split”).  The Majority Shareholders also agreed to contribute, on a pro rata basis, a sufficient number of their shares of common stock to ensure that no record shareholder’s holdings as of July 27, 2010 (which is the Record Date for determining the shareholders that shall be entitled to notice of the Reverse Split) shall be reduced below 100 shares as a result of the Reverse Split.  The Company prepared and filed with the SEC a definitive Information Statement on Schedule 14C with respect to the Reverse Split, and mailed copies of the definitive Information Statement to its shareholders of record as of the Record Date.  The Reverse Split became effective on or about August 26, 2010.  These matters were disclosed in the Company’s Current Report on Form 8-K dated July 22, 2010, which was filed with the SEC on July 26, 2010.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Travis T. Jenson	38	President	July 22, 2010
		Director	April 30, 2010
Wayne Bassham	51	Secretary, Treasurer	July 22, 2010
		Director	April 30, 2010
Thomas J. Howells	38	Director	July 22, 2010

On July 21, 2010, Steven P. Nickolas resigned his capacities as a director and as the President, Secretary and Treasurer of the Company for personal reasons and there are no disagreements with the Company.  The Company accepted this resignation and elected Travis T. Jenson as President, Wayne Bassham as Secretary and Treasurer, and elected Thomas J. Howells as a director.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated July 21, 2010, which was filed with the SEC on July 22, 1010.

Background and Business Experience

Travis T. Jenson, President and director, is 38 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. degree.  Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and financial consulting firm. Mr. Jenson has served on the board of a number of public companies and within the last four years was the Secretary, Treasurer, CFO and director of Autostrada Motors, Inc., a Utah corporation, until its reorganization in October, 2006.  Mr. Jenson is also the President and a director of Jenson Services.

Wayne Bassham, our Secretary, Treasurer and director is 51 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past twenty years. Mr. Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.  Mr. Bassham is also the President and a director of Westcott Products Corporation, a Delaware company, which has also been deemed a blank check company.

Thomas J. Howells, director, is 38 years old. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004.  Mr. Howells has been an employee of Jenson Services, Inc. for 13 years.  Mr. Howells is also the Secretary/Treasurer and a director of Jenson Services.  Mr. Howells currently serves as the President and CEO of LipidViro Tech, Inc., and has served on the board of directors of TC X Calibur, Inc., from which he resigned in January 2009.  In addition, Mr. Howells resigned as a director on August 2007 from Energroup Holdings Corporation, a Nevada corporation.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Other Public Companies

Travis T. Jenson has served on the board of a number of public companies and within the last four years was the Secretary, Treasurer, CFO and director of Autostrada Motors, Inc., a Utah corporation, until its reorganization in October, 2006.  Mr. Jenson currently serves as the President and a director of TC X Calibur (OTCBB: TCXB).

Wayne Bassham currently serves as the President and a director of Bear Lake Recreation, Inc. (OTCBB: BLKE), a Nevada corporation, and Westcott Products Corporation (OTCBB: WSPD), a Delaware company.

Thomas J. Howells has served on the board of a number of public companies.  Mr. Howells currently serves as the President and CEO of LipidViro Tech, Inc. (OTCBB: LPVO).  He served on the board of directors of TC X Calibur, Inc. (OTCBB: TCXB), until his resignation in January 2009.  In addition, Mr. Howells resigned as a director in August 2007 from Energroup Holdings Corporation (OTCBB: ENHD), a Nevada corporation.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

 (1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2010, the following were filed timely:

Name	Type	Filed
Travis T. Jenson	Form 3	May 4, 2010
	Form 4	May 4, 2010
Wayne R. Bassham	Form 3	May 4, 2010
Thomas J. Howells	Form 3	May 4, 2010
	Form 4	May 4, 2010
Kelly Trimble	Form 3	May 4, 2010
	Form 4	May 4, 2010
Steven Paul Nickolas	Form 4	May 26, 2010

Code of Ethics

As of yet, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of material operations and the fact that we presently have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we presently have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2010, or 2009 except as listed below. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Travis T. Jenson	12/31/10	0	0	0	0	0	0	0	0
President, Director	12/31/09	NA	NA	NA	NA	NA	NA	NA	NA

Wayne Bassham	12/31/10	0	0	0	0	0	0	0	0
Secretary/Treasurer, Director	12/31/09	NA	NA	NA	NA	NA	NA	NA	NA

Thomas J. Howells	12/31/10	0	0	0	0	0	0	0	0
Director	12/31/09	NA	NA	NA	NA	NA	NA	NA	NA

Steve Nickolas*	12/31/10	0	0	0	0	0	0	0	0
President, Secretary/Treasurer	12/31/09	100	0	0	0	0	0	0	100
Director	12/31/08	0	0	0	0	0	0	0	0

* On July 21, 2010, Steven P. Nickolas resigned his capacities as a director and as the President, Secretary and Treasurer of the Company for personal reasons and there are no disagreements with the Company.  The Company accepted this resignation and elected Travis T. Jenson as President, Wayne Bassham as Secretary and Treasurer, and elected Thomas J. Howells as a director.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2010.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of March 3, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 944,395 shares (2,830,000 pre-split shares) of common stock outstanding at that date.

Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class
		Pre-Split	Post-Split	Pre-Split	Post-Split

Common	Travis T. Jenson*	243,333	81,111	8.60%	8.60%
	President and Director
	9103 Jeremy Ranch Road
	Park City, Utah 84098
Common	Thomas J. Howells*	243,333	81,111	8.60%	8.60%
	Director
	9706 South Ruskin Circle
	Sandy, Utah 84092
Common	Jenson Services Inc.*	953,333	317,778	33.69%	33.65%
	4685 S. Highland Dr., Suite 202
	Salt Lake City, Utah 84117
Common	Kelly Trimble	720,001	240,001	25.44%	25.41%
	4685 S. Highland Dr., Suite 207
	Salt Lake City, Utah 84117
Common	Cede & Co	472,912	157,641	16.71%	16.69%
	55 Water St.
	New York, New York 10004

* Travis T. Jenson and Thomas J. Howells may also be deemed to be the beneficial owners of the shares of Jenson Services, Inc.  Travis T. Jenson is the President and a director of Jenson Services, Inc. and Thomas J. Howells is the Secretary/Treasurer and a director of Jenson Services, Inc.

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class
		Pre-Split	Post-Split	Pre-Split	Post-Split

Common	Travis T. Jenson*	243,333	81,111	8.60%	8.60%
	President and Director
	9103 Jeremy Ranch Road
	Park City, Utah 84098
Common	Wayne Bassham	0	0	0%	0%
	Secretary/Treasurer and Director
	8867 S. Capella Way
	Sandy, Utah 84093
Common	Thomas J. Howells*	243,333	81,111	8.60%	8.60%
	Director
	9706 South Ruskin Circle
	Sandy, Utah 84092

* Travis T. Jenson and Thomas J. Howells may also be deemed to be the beneficial owners of the shares of Jenson Services, Inc.  Travis T. Jenson is the President and a director of Jenson Services, Inc. and Thomas J. Howells is the Secretary/Treasurer and a director of Jenson Services, Inc.  See the heading “Beneficial Owners” of this Item above regarding the ownership of shares of our common stock by Jenson Services, Inc.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

During the year ended December 31, 2010, a former officer, director and shareholder of the Company (Steven P. Nickolas) donated $121,894 of cash to the Company as additional paid in capital.  The Company used the proceeds to settle its accounts payable and notes payable.  Additionally, the former officer, director and shareholder also forgave $93,215 of accounts payable, notes payable and accrued interest payable due to the shareholder and his related entities.  Due to the related party nature of the transaction no gain was recognized and additional paid in capital was increased by $93,215.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

On March 8, 2010, we dismissed Seale and Beers, CPAs (“Seale and Beers”) as the Registrant’s independent registered public accounting firm.  On March 3, 2010, the accounting firm of Mantyla McReynolds, LLC (“Mantyla”) was engaged as the Registrant’s new independent registered public accounting firm.

Seale and Beers was the Company’s independent registered public accountant as of August 6, 2009, through March 8, 2010 (approximately six months), and therefore, did not issue auditors’ reports on the financial statements for the years ended December 31, 2009 and December 31, 2008.  See our 8-K Current Report dated March 8, 2010, which was filed with the SEC on March 16, 2010.  During the period of and Seale and Beers’ engagement and through the date of that Current Report and to the date hereof, there have been no disagreements with Seale and Beers (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale and Beers would have caused them to make reference thereto in their report on financial statements for such years.

Lawrence Scharfman CPA PA (“Scharfman”) was the Company’s independent registered public accountant for the years ended December 31, 2008 and December 31, 2007.  Scharfman issued its auditor reports on the financial statements for the years ended December 31, 2008 and 2007.

On August 11, 2009, the PCAOB revoked the registration of Scharfman because of deficiencies in the conduct of certain of its audits and its procedures. As Scharfman is no longer registered with the PCAOB, the Company may not include Scharfman’s audit reports or consents in its future filings with the Commission.  The Company had Mantyla re-audit the year ended December 31, 2008 when the year ending December 31, 2009 was being audited as was necessary.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$15,998	$6,000
Audit-related Fee	-	-
Tax Fee	1,000	-
All Other Fees	-	-
Total Fees	$16,998	$6,000

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)                      Financial Statements.  See the audited financial statements for the year ended December 31, 2010 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)              Exhibits.  The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Subscription Agreement(1)
20.1	Form 8-K – Current Report filed on or about March 16, 2010 regarding the change in the Company’s certifying accountant (2)
20.1	Form 8-K – Current Report filed on or about May 4, 2010 regarding the entry into a Material Definitive Agreement and changes in control of the Company (2)
20.1	Form 8-K – Current Report filed on or about July 22, 2010 regarding the appointment of Travis Jenson, Wayne Bassham, and Thomas Howells, and the resignation of Steven Nickolas (2)
20.1	Form 8-K – Current Report filed on or about July 26, 2010 regarding the 1:3 reverse split (2)
20.1	Form 8-K – Current Report filed on or about August 27, 2010 (2)
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)  Filed with our S-1 on July 11, 2008 and incorporated herein by reference.
(2)  Incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

Date:	03/03/11	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHSIGHT CAPITAL, INC.

Date:	03/03/11	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	03/03/11	By:	/s/Wayne Bassham
Secretary/Treasurer and Director