Form 10-Q
period 2011-03-31
Northsight Capital, Inc.
filed 2011-05-10
CIK 1439397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 10, 2011
Common Capital Voting Stock, $0.001 par value per share	2,500,000 shares

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

March 31, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
March 31, 2011 and December 31, 2010

	3/31/2011	12/31/2010
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$-
Total current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$-	$2,739
Notes payable - related party	16,681	7,737
Total Current Liabilities	16,681	10,476
Total Liabilities	16,681	10,476

Stockholders' Deficit
Preferred Stock -- 10,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Common Stock -- 100,000,000 shares authorized having a
par value of $.001 per share; 944,397 shares issued and
outstanding as of March 31, 2011 and December 31, 2010	944	944
Additional Paid-in Capital	291,765	291,765
Accumulated Deficit during the Development Stage	(309,390)	(303,185)
Total Stockholders' Deficit	(16,681)	(10,476)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010, and
for the Period from Inception [May 21, 2008] through March 31, 2011
(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(May 21, 2008)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenues	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating expenses:
General administrative	547	3,321	50,001
Business plan development - related party	-	-	10,000
Consulting expense - related party	-	13,500	80,350
Executive compensation - related party	-	-	5,100
Professional fees	5,658	4,935	128,846
Rent - related party	-	6,000	38,200
Research and development - related party	-	-	10,850
Travel	-	-	11,112
Total operating expenses	6,205	27,756	334,459
Other income (expenses)
Interest expense	-	(737)	(2,699)
Forgiveness of debt	-	-	27,768
Total other income (expenses)	-	(737)	25,069

Net income (loss) before income taxes	(6,205)	(28,493)	(309,390)
Provision for income taxes	-	-	-
Net income (loss)	$(6,205)	$(28,493)	$(309,390)

Weighted average number of common shares
outstanding - basic and fully diluted	944,397	467,788
Net income (loss) per share - basic and fully diluted	$(0.01)	$(0.06)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010, and
for the Period from Inception [May 21, 2008] through March 31, 2011
(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(May 21, 2008)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	$(6,205)	$(28,493)	$(309,390)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Gain on forgiveness of debt	-	-	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	8,944	-	16,681
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	(2,940)	-
Increase (decrease) in accounts payable	(2,739)	(1,745)	27,768
Increase in accounts payable - related party	-	23,050	90,427
Increase in accrued interest payable - related party	-	737	2,699
Net Cash (Used) in Operating Activities	-	(9,391)	(189,583)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	-	57,500
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	10,000	65,000
Payments to notes payable	-	-	(55,000)
Proceeds from notes payable - related party	-	1,000	29,340
Payments to notes payable - related party	-	-	(29,251)
Net Cash Provided by Financing Activities	-	11,000	189,583

Net Change In Cash	-	1,609	-
Beginning Cash Balance	-	516	-
Ending Cash Balance	$-	$2,125	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-
Non-Cash Activities
Number of shares issued for services	-	-	100,000
Value of shares issued for services	$-	$-	$10,000
Conversion of debt to equity	$-	$-	$10,000
Forgiveness of debt by principal owner credited to
additional paid in captial	$-	$-	$93,215

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have assets, nor has it established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $8,944 during the quarter ended March 31, 2011. The balance due the shareholder is $16,681 as of March 31, 2011. The unsecured loan bears no interest and is due on demand.

NOTE 4 SUBSEQUENT EVENTS

Effective April 12, 2011, the Company issued an aggregate total of 1,555,603 shares of its common stock comprised of “restricted securities” as defined in Rule 144 of the SEC, in consideration of $28,500 in cash and cancellation of debt in the amount of $16,681, for total consideration of $45,181, equal to approximately $0.029 per share.

The securities were sold to two directors, Thomas J. Howells (327,000 shares) and Travis T. Jenson (327,000 shares); Jenson Services, Inc., a Utah corporation that is controlled by Messrs. Howells and Jenson (383,000 shares); and Kelly Trimble, a present principal shareholder of the Company (518,603 shares).

The offer and sale of these securities was deemed to be exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the registration exemption contained in Section 4(2) of the Securities Act and the registration exemption contained in Rule 506 of Regulation D of the SEC, as all of the subscribers are “accredited investors” as that term is defined in Rule 501 of Regulation D.  State law is preempted by Section 18 of the Securities Act for offers and sales to “accredited investors,” save for the filing of a notices and the payment of an applicable fee, which the Company will satisfy in the State of Utah, where all subscribers reside or have their principal place of business.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We had no operations during the quarterly period ended March 31, 2011, nor do we have operations as of the date of this filing.  In the quarterly period ended March 31, 2011, we had sales of $0, compared to the quarterly period ended March 31, 2010, with sales of $0. Operating expenses were $6,205 for the three months ended March 31, 2011, compared to $27,756 for the three months ended March 31, 2010. Operating expenses for the three months ended March 31, 2011, were comprised mainly of professional fees.  The decrease in operating expenses for the 2011 quarterly period over the 2010 quarterly period was due to a reduction in professional and consulting fees, as well as a decrease in rent and other office expenses.  We had a net loss of $6,205 for the quarter ended March 31, 2011, compared to a net loss of $28,493 for the quarter ended March 31, 2010, due to a reduction of operating expenses in 2011.

Liquidity and Capital Requirements

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2011, expenses were paid by a principal shareholder in the amount of $8,944. The aggregate amount of $16,681 is outstanding as of March 31, 2011, is non-interest bearing, unsecured and is due on demand.  Because we have not identified any acquisition or venture, it is impossible to predict the potential amount of any such loan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Effective April 12, 2011, we issued an aggregate total of 1,555,603 shares of its common stock comprised of “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission (the “SEC”), in consideration of $28,500 in cash and cancellation of debt in the amount of $16,681, for total consideration of $45,181, equal to approximately $0.029 per share.

The securities were sold to two directors, Thomas J. Howells (327,000 shares) and Travis T. Jenson (327,000 shares); Jenson Services, Inc., a Utah corporation that is controlled by Messrs. Howells and Jenson (383,000 shares); and Kelly Trimble, a present principal shareholder of ours (518,603 shares).

The offer and sale of these securities was deemed to be exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the registration exemption contained in Section 4(2) of the Securities Act and the registration exemption contained in Rule 506 of Regulation D of the SEC, as all of the subscribers are “accredited investors” as that term is defined in Rule 501 of Regulation D.  State law is preempted by Section 18 of the Securities Act for offers and sales to “accredited investors,” save for the filing of a notices and the payment of an applicable fee, which the Company will satisfy in the State of Utah, where all subscribers reside or have their principal place of business.

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

(b) Reports on Form 8-K

Form 8-K Current Report as filed on or about April 12, 2011, concerning the Stock Purchase Agreement and cancellation of debt.*

*Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.
(Issuer)

Date:	05/10/11	By:	/s/Travis T. Jenson
Travis T. Jenson, President and Director

Date:	05/10/11	By:	/s/Wayne Bassham
Wayne Bassham, Secretary/Treasurer, Director