Form 10-Q
period 2011-06-30
NORTHSIGHT CAPITAL, INC.
filed 2011-08-16
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53661

NORTHSIGHT CAPITAL, INC.

(Exact name of issuer as specified in its charter)

Nevada	26-2727362
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

7740 East Evans Rd.

Scottsdale, AZ 85260

(Address of Principal Executive Offices)

(480) - 385 3893

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

Yes   X  . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 1, 2011
Common Capital Voting Stock, $0.001 par value per share	12,500,000 shares

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

June 30, 2011

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

June 30, 2011 and December 31, 2010

	June 30, 11	December 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$-
Total current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$2,739
Notes payable - related party	-	7,737
Total Current Liabilities	-	10,476
Total Liabilities	-	10,476

Stockholders' Deficit
Preferred Stock -- 10,000,000 shares authorized having a par value of
$.001 per share; no shares issued and outstanding
Common Stock -- 100,000,000 shares authorized having a par value of $.001;
12,500,000 and 944,397 shares issued and outstanding as of June 30, 2011
and December 31, 2010, respectively	12,500	944
Additional Paid-in Capital	577,380	291,765
Accumulated Deficit during the Development Stage	(589,880)	(303,185)
Total Stockholders' Deficit	-	(10,476)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30, 2011 and 2010, and

for the Period from Inception [May 21, 2008] through June 30, 2011

(Unaudited)

							Inception
		For the Three Months Ended			For the Six Months Ended		(May 21, 2008) Through
		June 30,			June 30,		June 30,
		2011		2010	2011	2010	2011

Revenues	$		$		$-	$-	$-
					-	-	-
Operating expenses:
General administrative		1,148		384	1,695	3,705	51,149
Business plan development - related party		-		-	-	-	10,000
Consulting and indemnification expense - related party		250,000			250,000	13,500	330,350
Executive compensation - related party		-		-	-	-	5,100
Professional fees		29,342		12,939	35,000	17,874	158,188
Rent - related party		-		-	-	6,000	38,200
Research and development - related party					-	-	10,850
Travel		-		-	-	-	11,112
Total operating expenses		280,490		13,323	286,695	41,079	614,949
Other income (expenses)
Interest expense		-		-	-	(737)	(2,699)
Forgiveness of debt		-		27,768	-	27,768	27,768
Total other income (expenses)		-		27,768	-	27,031	25,069

Net income (loss) before income taxes		(280,490)		14,445	(286,695)	(14,048)	(589,880)
Provision for income taxes		-		(119)	-	(119)	-
Net income (loss)		$(280,490)		$14,326	$(286,695)	$(14,167)	$(589,880)

Weighted average common shares outstanding
Basic and diluted		5,591,569		2,374,286	3,280,820	1,889,834

Income (loss) per common share
Basic and diluted		$(0.05)		$0.01	$(0.09)	$(0.01

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30, 2011 and 2010, and

for the Period from Inception [May 21, 2008] through June 30, 2011

(Unaudited)

	For the	For the	From
	Six Months	Six Months	Inception (May 21, 2008)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	$(286,695)	$(14,167)	$(589,880)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Gain on forgiveness of debt	-	(27,768)	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	10,934	917	18,671
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	(2,739)	(12,955)	27,768
Increase in accounts payable - related party	-	4,077	90,427
Increase in accrued interest payable - related party	-	737	2,699
Net Cash (Used) in Operating Activities	(278,500)	(49,159)	(468,083)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	278,500	-	336,000
Proceeds from donated capital	-	121,894	121,994
Proceeds from notes payable	-	10,000	65,000
Payments to notes payable	-	(55,000)	(55,000)
Proceeds from notes payable - related party	-	1,000	29,340
Payments to notes payable - related party	-	(29,251)	(29,251)
Net Cash Provided by Financing Activities	278,500	48,643	468,083

Net Change In Cash	-	(516)	-
Beginning Cash Balance	-	516	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-
Non-Cash Activities
Value of shares issued for services	$-	$-	$10,000
Conversion of debt to equity	$16,681	$10,000	$26,681
Forgiveness of debt by principal owner credited to
additional paid in capital	$-	$93,215	$93,215

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the six month period ended June 30, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $10,934 during the six month period ended June 30, 2011, resulting in a $16,681 balance due two related party shareholders. On April 12, 2011, the Company issued an aggregate total of 1,555,603 of its $0.001 par value common stock comprised of “restricted securities,” as defined in Rule 144 of the SEC, in consideration of $28,500 in cash and the cancellation of the related party shareholder debt in the amount of $16,681, for total consideration of $45,181, equal to approximately $0.029 per share. See also Note 4, Change of Control Transaction

The securities were sold to two directors, Thomas J. Howells (327,000 shares) and Travis T. Jenson (327,000 shares); Jenson Services, Inc., a Utah corporation that is controlled by Messrs. Howells and Jenson (383,000 shares); and Kelly Trimble, a present principal shareholder of the Company (518,603 shares).

NOTE 4 CHANGE OF CONTROL TRANSACTION

Effective May 31, 2011, the Company and certain of its shareholders (Thomas Howells, Travis Jenson, Jenson Services, Inc. and Kelly Trimble, collectively, the “Principal Shareholders”) entered into a Stock Purchase Agreement dated as of May 27, 2011 (“SPA”) with Safe Communications, Inc., a Texas corporation (“Buyer”) under which the Buyer purchased for a $250,000 cash payment 10,000,000 shares of the Company’s common stock, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction.  In addition, under the SPA, if the Buyer does not complete certain transactions within the time period prescribed by the SPA, the Buyer is obligated to pay the Company an additional $50,000 in cash.

 Effective May 31, 2011, the Company also entered into a Principal Shareholders Agreement with each of the Principal Shareholders dated as of May 27, 2011 (“PSA”), under which the Company agreed make payments to the Principal shareholders in the aggregate amount of $250,000, in consideration of the Principal Shareholders’ undertakings in the SPA, including but not limited to their agreement to indemnify the Buyer in connection with the stock purchase contemplated in the SPA.  If the Buyer is required to make the additional $50,000 payment referenced above, then the Company is required to pay such additional $50,000 to the Principal Shareholders in accordance with the PSA.  Each of the Principal Shareholders is a significant shareholder of the Company, and, in addition, at the time of execution of the PSA, Messrs. Howells, Bassham and Jenson were directors of the Company, Mr. Howells was President and Mr. Bassham was Treasurer and Secretary.

In connection with the closing of the transactions contemplated by the SPA, effective May 31, 2011, Travis Jenson resigned as President and Director of the Company,  Thomas Howells resigned as a director of the Company and Wayne Bassham resigned as Treasurer and secretary of the Company. Mr. Bassham also tendered his resignation as a director of the Company, effective ten days after the Company’s mailing to its shareholders of an Information Statement on Schedule 14F-1.  John P. Venners, President of the Buyer, was appointed interim President and a director of the Company, effective May 31, 2010.  Mr. Venners was appointed an officer and director of the Company by Wayne Bassham, following the resignations of Messrs. Howells and Jenson, all as required by the SPA.

In connection with the closing of the stock purchase under the SPA, the Buyer obtained control of the Company by acquiring 80% of the Company’s issued and outstanding common stock and by having its designee, John P. Venners, President of the Buyer, appointed interim President and a director of the Company.

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

Plan of Operations

Our Company’s plan of operation for the next 12 months is to: (i)  consider a possible acquisition of going concern, including the possibility of engaging in a transaction with our parent company, (ii) adopt a business plan for any acquired business, ; and (iii) upon completion of an acquisition and funding, to commence the business operations  of the acquired business.

During the next 12 months, provided we do not complete an acquisition during such period, our only foreseeable cash requirements will relate to maintaining our good standing as a corporation in our state of organization; the payment of our Securities and Exchange Commission and the Exchange Act reporting filing expenses, including associated legal and accounting fees; and costs incident to reviewing or investigating any potential business venture.  We may have to raise additional funds during the next 12 months to fund our basic operating expenses.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NCAP.OB.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We had no operations during the quarterly period ended June 30, 2011, nor do we have operations as of the date of this filing.  We reported no sales during the three month periods ended June 30, 2011 and 2010. For the three months ended June 30, 2011 and 2010, we incurred operating expenses of approximately $280,000 and $13,000, respectively, an increase of approximately $267,000, or 2054%. This increase is primarily attributable to an increase of approximately $250,000 in consulting expenses (none reported in 2010) and $16,000 in professional fees to $29,000 in 2011 from $13,000 reported for the comparable period in 2010.  For the three months ended June 30, 2011 and 2010, the Company reported a net loss of $280,490 and net income $14,326, respectively, an increase in net loss of approximately $294,000, or 2100%.  This increase in net loss is primarily attributable to the increase of approximately $267,000 in operating expenses combined with the decrease of approximately $27,800 in other income, consisting of forgiveness of debt income.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

We had no operations during the six month period ended June 30, 2011, nor do we have operations as of the date of this filing.  We reported no sales during the six month periods ended June 30, 2011 and 2010.  For the six months ended June 30, 2011 and 2010, we incurred operating expenses of approximately $287,000 and $41,000, respectively, an increase of approximately $246,000, or 600%. This increase is primarily attributable to the increase of approximately $236,500 in consulting fees and a $17,000 increase in professional fees, partially offset by a decrease of approximately $2,000 in general administrative expenses and a $6,000 decrease in related party rent.  For the six months ended June 30, 2011, net loss increased approximately $273,000 to $287,000 from $14,000, an increase of 1950%.  This increase in net loss is primarily attributable to the increase of approximately $246,000 in operating expenses, partially offset by a decrease in other income, consisting primarily of  $27,800 in forgiveness of debt income.

Liquidity and Capital Requirements

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be provided by our parent company or we may raise funds from third parties, either in the form of debt or equity.  During the six month period ended June 30, 2011, expenses were paid by a former principal shareholder in the amount of $10,934, which resulted in a balance due to related party shareholders in the amount of $16,681.  On April 12, 2011, the Company issued 574,603 restricted shares of its $0.001 par value common stock in cancellation of its $16,681debt obligation to the related party shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Not required.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
10.1	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (1)
10.2	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (1)
31.1	Certification of John P. Venners Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of John P. Venners Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of John P. Venners Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)  filed as the same exhibit number to our current report on Form 8-K with the SEC on June 2, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	August 16, 2011	By:	/s/John P. Venners
John P. Venners, President and Director

Date:	August 16, 2011	By:	/s/ John P. Venners
John P. Venners, Secretary/Treasurer, Director