Form 10-Q/A
period 2011-06-30
NORTHSIGHT CAPITAL, INC.
filed 2011-09-14
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A1

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

Yes   X  . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “acc elerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  . No      .

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Northsight Capital, Inc. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 16, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II

OTHER INFORMATION

Item 6. Exhibits. .

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description

10.1

Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.2

 Principal Shareholders Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

31.1	Section 302 Certification of Principal Executive Officer (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

31.2	Section 302 Certification of Principal Financial and Accounting Officer (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

32.1

Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer(previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	September 14, 2011	By:	/s/John P. Venners
John P. Venners, President and Director

Date:	September 14, 2011	By:	/s/ John P. Venners
John P. Venners, Secretary/Treasurer, Director

EXHIBIT INDEX

Exhibit No.	Description

10.1

Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.2

 Principal Shareholders Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

31.1	Section 302 Certification of Principal Executive Officer (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

31.2	Section 302 Certification of Principal Financial and Accounting Officer (previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

32.1

Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer(previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.