Form 10-Q
period 2011-09-30
NORTHSIGHT CAPITAL, INC.
filed 2011-11-21
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2011
Common Capital Voting Stock, $0.001 par value per share	12,500,000 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2011

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Unaudited Condensed Financial Statements	7

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$-
Total current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$2,739
Notes payable - related party	-	7,737
Total Current Liabilities	-	10,476
Total Liabilities	-	10,476

Stockholders' Deficit
Preferred Stock -- 10,000,000 shares authorized having a par value of $.001 per share; no shares issued and outstanding	-	-
Common Stock -- 100,000,000 shares authorized having a par value of $.001;12,500,000 and 944,397 shares issued and outstanding as of September 30, 2011and December 31, 2010, respectively	12,500	944
Additional Paid-in Capital	588,280	291,765
Accumulated Deficit during the Development Stage	(600,780)	(303,185)
Total Stockholders' Deficit	-	(10,476)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30, 2011 and 2010, and

for the Period from Inception [May 21, 2008] through September 30, 2011

(Unaudited)

					Inception
					(May 21,
	For the Three Months Ended		For the Nine Months Ended		2008) Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-
			-	-	-
Operating expenses:
General administrative	4,000	1,666	5,695	5,371	55,149
Business plan development - related party	-	-	-	-	10,000
Consulting and indemnification expense - related party	-	-	250,000	13,500	330,350
Executive compensation - related party	-	-	-	-	5,100
Professional fees	6,900	5,276	41,900	23,150	165,088
Rent - related party	-	-	-	6,000	38,200
Research and development - related party	-	-	-	-	10,850
Travel	-	-	-	-	11,112
Total operating expenses	10,900	6,942	297,595	48,021	625,849
Other income (expenses)
Interest expense	-	-	-	(737)	(2,699)
Forgiveness of debt	-	-	-	27,768	27,768
Total other income (expenses)	-	-	-	27,031	25,069

Net income (loss) before income taxes	(10,900)	(6,942)	(297,595)	(20,990)	(600,780)
Provision for income taxes	-	-	-	(119)	-
Net income (loss)	$(10,900)	$(6,942)	$(297,595)	$(21,10)9	$(600,780)

Weighted average common shares outstanding Basic and diluted	12,500,000	944,395	6,387,650	734,897

Income (loss) per common share Basic and diluted	$(0.00)	$0.01	$(0.05)	$(0.03)

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30, 2011 and 2010, and

for the Period from Inception [May 21, 2008] through September 30, 2011

(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	From Inception (May 21, 2008) Through September 30, 2011

Cash Flows From Operating Activities
Net Income (Loss)	$(297,595)	$(21,109)	$(600,780)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	-	(27,768)	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	10,934	5,940	18,671
Warrants issued for payment of services	10,900	-	10,900
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	(2,739)	(11,036)	27,768
Increase in accounts payable - related party	-	4,077	90,427
Increase in accrued interest payable - related party	-	737	2,699
Net Cash (Used) in Operating Activities	(278,500)	(49,159)	(468,083)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	278,500	-	336,000
Proceeds from donated capital	-	121,894	121,994
Proceeds from notes payable	-	10,000	65,000
Payments to notes payable	-	(55,000)	(55,000)
Proceeds from notes payable - related party	-	1,000	29,340
Payments to notes payable - related party	-	(29,251)	(29,251)
Net Cash Provided by Financing Activities	278,500	48,643	468,083

Net Change In Cash	-	(516)	-
Beginning Cash Balance	-	516	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-
Non-Cash Activities
Value of shares issued for services	$-	$-	$10,000
Value of warrants issued for services	$10,900	$-	$10,900
Conversion of debt to equity	$16,681	$10,000	$26,681
Forgiveness of debt by principal owner credited to additional paid in capital	$-	$93,215	$93,215

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the nine month period ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid on its behalf by a shareholder in the amount of $10,934 during the nine month period ended September 30, 2011, resulting in a $16,681 balance due two related party shareholders. On April 12, 2011, the Company issued an aggregate total of 1,555,603 of its $0.001 par value common stock comprised of “restricted securities,” as defined in Rule 144 of the SEC, in consideration of $28,500 in cash and the cancellation of the related party shareholder debt in the amount of $16,681, for total consideration of $45,181, equal to approximately $0.029 per share. See also Note 4, Change of Control Transaction.

The securities were sold to two directors, Thomas J. Howells (327,000 shares) and Travis T. Jenson (327,000 shares); Jenson Services, Inc., a Utah corporation that is controlled by Messrs. Howells and Jenson (383,000 shares); and Kelly Trimble, a present principal shareholder of the Company (518,603 shares).

During the three month period ended September 30, 2011, the company issued 1,225,000 warrants to its parent, Safe Communications, Inc. (“SAFE”) to purchase a like number of its $0.001 par value common stock at an exercise price of $.20 per share.  These warrants were issued for reimbursement of expenses ($10,900) paid by SAFE on behalf of the Company.

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

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

NOTE 4 CHANGE OF CONTROL TRANSACTION (CONTINUED)

In connection with the closing of the transactions contemplated by the SPA, effective May 31, 2011, Travis Jenson resigned as President and Director of the Company,  Thomas Howells resigned as a director of the Company and Wayne Bassham resigned as Treasurer and secretary of the Company. Mr. Bassham also tendered his resignation as a director of the Company, effective ten days after the Company’s mailing to its shareholders of an Information Statement on Schedule 14F-1.  John P. Venners, President of the Buyer, was appointed interim President and a director of the Company, effective May 31, 2011.  Mr. Venners was appointed an officer and director of the Company by Wayne Bassham, following the resignations of Messrs. Howells and Jenson, all as required by the SPA.

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

Plan of Operations

Our Company’s plan of operation for the next 12 months is to: (i)  consider a possible acquisition of going concern, including the possibility of engaging in a transaction with our parent company, (ii) adopt a business plan for any acquired business, and (iii) upon completion of an acquisition and funding, to commence the business operations  of the acquired business.

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

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NCAP.OB.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

We had no operations during the quarterly period ended September 30, 2011, nor do we have operations as of the date of this filing. We reported no sales during the three month periods ended September 30, 2011 and 2010. For the three months ended September 30, 2011 and 2010, we incurred operating expenses of approximately $11,000 and $6,900, respectively, an increase of approximately $4,000, or 57%. This increase is primarily attributable to an increase of approximately $1,700 for professional services and an increase of approximately $2,300 in general administrative expenses.  For the three months ended September 30, 2011 and 2010, the Company reported a net loss of $10,900 and $6,942, respectively, an increase in net loss of approximately $4,000, or 57%.  This increase in net loss is primarily attributable to the increase of approximately $4,000 in operating expenses.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

We had no operations during the nine month period ended September 30, 2011, nor do we have operations as of the date of this filing.  We reported no sales during the nine month periods ended September 30, 2011 and 2010.  For the nine months ended September 30, 2011 and 2010, we incurred operating expenses of approximately $298,000 and $48,000, respectively, an increase of approximately $250,000, or 521%.  This increase is primarily attributable to the increase of approximately $237,000 in consulting fees and a $19,000 increase in professional fees, partially offset by a $6,000 decrease in related party rent.  For the nine months ended September 30, 2011, net loss increased approximately $276,000 to $298,000 from $21,000.  This increase in net loss is primarily attributable to the increase of approximately $250,000 in operating expenses, partially offset by a decrease in other income, consisting primarily of  $28,000 in forgiveness of debt income.

Liquidity and Capital Requirements

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be provided by our parent company or we may raise funds from third parties, either in the form of debt or equity.  During the nine month period ended September 30, 2011, expenses were paid by a former principal shareholder in the amount of $10,934, which resulted in a balance due to related party shareholders in the amount of $16,681.  On April 12, 2011, the Company issued 574,603 restricted shares of its $0.001 par value common stock in cancellation of its $16,681 debt obligation to the related party shareholders. Also, during the quarter ended September 30, 2011, SAFE, the Company’s parent, paid $10,900 to outside professionals for services rendered on behalf of the Company.  The Company reimbursed SAFE by issuing 1,225,000 warrants to purchase a like number of its $0.001 par value common stock at an exercise price of $.20 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During August, 2011, we issued our parent company, SAFE, warrants to purchase 1,225,000 shares of our common stock, at an exercise price of $.20 per share, in full satisfaction of SAFE having paid $10,900 in expenses we incurred.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit

4.1	Form of Common Stock Purchase Warrant issued to SAFE
31.1	Certification of John P. Venners Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of John P. Venners Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of John P. Venners Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	11/17/11	By:	/s/John P. Venners
John P. Venners, President and Director(Principal executive and financial officer)