Form 10-K
period 2011-12-31
NORTHSIGHT CAPITAL, INC.
filed 2012-05-14
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X .    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

480-385-3893

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

The estimated aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2011 by non-affiliates of the issuer was $1,125,000 based on the closing price of the registrant’s common stock on such date.

As of April 15, 2012, there were 12,500,000 shares of $.001 par value common stock issued and outstanding.

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

PART I

ITEM 1.  BUSINESS

Business Development

Northsight is a development stage company incorporated in the State of Nevada on May 21, 2008. We were formed to engage in the business of marketing, developing, and producing unique, proprietary water products.  Our original intended line of enhanced bottled waters was based upon the experience and expertise of our founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008, we commenced our development stage operations, and have no significant assets. In May 2010, we abandoned our pursuit of the proprietary bottled water business.

Since our inception on May 21, 2008, through December 31, 2011, we have not generated any revenues and have incurred net losses of $607,735.  In May of 2008, our only business activity was the formation of our corporate entity and the development of our business model.  On July 11, 2008, we filed an S-1 Registration Statement with the Securities and Exchange Commission (the “SEC”), and the registration statement became effective on July 21, 2008.

On November 7, 2008, we closed our direct public offering and were able to raise $55,000 as proposed.  The proceeds of the offering enabled us to maintain our operations and working capital requirements for approximately 12 months. During that time, we investigated various financing options and opportunities. No additional business operations have occurred nor has any revenue been generated as of the year ended December 31, 2011.

On April 30, 2010, Steve Nickolas, then President of the Company, sold three investors a total of 730,000 shares (243,333 post-split shares) of our common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of our outstanding shares.  On the same date, Mr. Nickolas, acting as our sole director, elected Travis Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in our Current Report on Form 8-K, dated April 30, 2010, which was filed with the SEC on May 4, 2010.  At that time the Company  ceased development of its proprietary water products.  These operations are not presented as discontinued operations in the financial statements as former operations were only in the early development stage.

On July 21, 2010, in conjunction with the aforementioned stock purchase transaction (dated April 30, 2010), Steven P. Nickolas resigned his capacities as a director and as the President, Secretary and Treasurer of the Company.  The Board of Directors appointed Thomas J. Howells to fill the Board vacancy created by Mr. Nickolas’ resignation.  Subsequently, on July 22, 2010, the Board of Directors appointed Travis T. Jenson to serve as President of the Company; Wayne Bassham to serve as Secretary/Treasurer of the Company; and Thomas J. Howells as a director.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated July 21, 2010, which was filed with the SEC on July 22, 2010.

On July 22, 2010, we filed a Schedule 14C with respect to a reverse stock split of one-for-three of our outstanding shares, while retaining the authorized shares and par value with appropriate adjustments in our capital accounts.  The reverse stock split became effective on or about August 26, 2010.  All share and per share amounts herein have been adjusted retrospectively as a result of the reverse stock split, unless otherwise stated.

Effective May 31, 2011, we and certain of our shareholders (Thomas Howells, Travis Jenson, Jenson Services, Inc. and Kelly Trimble, collectively, the “Principal Shareholders”) entered into a Stock Purchase Agreement dated as of May 27, 2011 (“SPA”) with Safe Communications, Inc., a Texas corporation (“Buyer”) under which the Buyer purchased for a $250,000 cash payment 10,000,000 shares of our common stock, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction.  In addition, under the SPA, if the Buyer did not complete certain transactions within the time period prescribed by the SPA, the Buyer would be obligated to pay us an additional $50,000 in cash. The transactions were not completed within the prescribed time period.  We have not received any additional payment from the Buyer.

Effective May 31, 2011, we also entered into a Principal Shareholders Agreement with each of the Principal Shareholders dated as of May 27, 2011 (“PSA”), under which we agreed make payments to the Principal shareholders in the aggregate amount of $250,000, in consideration of the Principal Shareholders’ undertakings in the SPA, including but not limited to their agreement to indemnify the Buyer in connection with the stock purchase contemplated in the SPA.  If the Buyer makes the additional $50,000 payment referenced above, then we will be required to pay such additional $50,000 to the Principal Shareholders in accordance with the PSA.  We have not received any additional payment from the Buyer.  Each of the Principal Shareholders was a significant shareholder of the Company, and, in addition, at the time of execution of the PSA, Messrs. Howells, Bassham and Jenson were directors of the Company, Mr. Howells was President and Mr. Bassham was Treasurer and Secretary.

In connection with the closing of the transactions contemplated by the SPA, effective May 31, 2011, Travis Jenson resigned as President and Director of the Company,  Thomas Howells resigned as a director of the Company and Wayne Bassham resigned as Treasurer and secretary of the Company. Mr. Bassham also tendered his resignation as a director of the Company, which was effective ten days after the Company’s mailing to its shareholders of an Information Statement on Schedule 14F-1.  John P. Venners, President of the Buyer, was appointed interim President and a director of the Company, effective May 31, 2011.  Mr. Venners was appointed an officer and director of the Company by Wayne Bassham, following the resignations of Messrs. Howells and Jenson, all as required by the SPA.

In connection with the closing of the stock purchase under the SPA, the Buyer obtained control of the Company by acquiring 80% of the Company’s issued and outstanding common stock and by having its designee, John P. Venners, President of the Buyer, appointed interim President and a director of the Company.

Currently, we continue to be a shell company within the meaning of applicable U.S. Securities laws.

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire.  We have had no material business operations for more than two years. Our plan of operation for the next 12 months is to: (i) review industries in which we may have an interest; (ii) adopt a business plan regarding any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  We are unable to predict when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries in which we may participate. We had considered acquiring the newly formed corporate security business of our parent company, Safe Communications, Inc.  Although this remains a possibility, we are not currently actively pursuing this transaction.

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

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated market acceptance  of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business or the company’s potential for further research, development or exploration; risk factors specifically related to the business or company’s operations; the potential for growth, expansion and profit of the business or  company; the perceived public recognition or acceptance of the company or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

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

We are unable to predict when and if we may actually participate in any specific business endeavor.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

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

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation relieves us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to certain provisions of the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will likely substantially increase our legal and accounting costs if we complete an acquisition, reorganization or merger.

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

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which any reorganized, merged or acquired entity is subject or may become subject.

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

ITEM 2:  PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of our parent company, Safe Communications, Inc., and are currently provided at no cost.  Because we have had no business, our activities have been limited to keeping us in good standing in the State of Nevada and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Safe Communications, Inc. of providing the use of its office and telephone have been nominal.

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

N/A

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

The following table sets forth, for the periods indicated since approval for quotation on the OTCBB, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
2010	High	Low
January 4 – March 31.12		.032
April 1 – June 30.08		.033
July 1 – August 30.11		.06
August 31 - September 30.21		.15
(After a 1 for 3 reverse split)
October 1 – December 31.25		.21
2011 January 1 – March 31.52		.41
April 1 – June 30.59		.36
July 1 - September 30.51		.40
October 1 – December 31.40		.10

These prices were obtained from the Yahoo! Finance and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 33 shareholders of record, not including an indeterminate number of holders who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

The unregistered securities were sold by us during the last three years ended December 31, 2011:

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

Effective April 12, 2011, we issued an aggregate total of 1,555,603 shares of our common stock, in consideration of $28,500 in cash and cancellation of debt in the amount of $16,681, for total consideration of $45,181, equal to approximately $0.029 per share. The securities were sold to two persons who were then directors, Thomas J. Howells (327,000 shares) and Travis T. Jenson (327,000 shares); Jenson Services, Inc., a Utah corporation that is controlled by Messrs. Howells and Jenson (383,000 shares); and Kelly Trimble, a then principal shareholder (518,603 shares).

Effective May 31, 2011, we and our control shareholders (Thomas Howells, Travis Jenson, Jenson Services, Inc. and Kelly Trimble, collectively, the “Principal Shareholders”) entered into a Stock Purchase Agreement dated as of May 27, 2011 (“SPA”) with Safe Communications, Inc., a Texas corporation (“Buyer”) under which the Buyer purchased for a $250,000 cash payment 10,000,000 shares of the Company’s common stock, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction.

During August, 2011, we issued our parent company, Safe Communications, Inc., warrants to purchase 1,225,000 shares of our common stock, at an exercise price of $.20 per share, in full satisfaction of its having paid $10,900 in expenses we incurred.

The Company believes that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“the Act”) or Section 4(2) under the Act, based on the following facts: in each case, there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the “1933 Act”, as amended) and/or was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restrictions on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the 1933 Act.

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

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

· Current public information,

· Volume limitations,

· Manner of sale requirements, and

· Filing of Form 144.

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

· Current public information,

· Volume limitations,

· Manner of sale requirements, and

· Filing of Form 144.

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

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph.

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

Not applicable.

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

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i)  consider a possible acquisition of a going concern, including the possibility of engaging in a transaction with our parent company, (ii) adopt a business plan for any acquired business, and (iii) upon completion of an acquisition and funding, to commence the business operations of the acquired business.

During the next 12 months, provided we do not complete an acquisition during such period, our only foreseeable cash requirements will relate to maintaining our good standing as a corporation in our state of organization; the payment of our Exchange Act reporting filing expenses, including associated legal and accounting fees; and costs incident to reviewing or investigating any potential business venture.  We may have to raise additional funds during the next 12 months to fund our basic operating expenses.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NCAP.OB.

Liquidity and Capital Resources

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be provided by our parent company (which is currently experiencing a shortage of capital) or we may raise funds from third parties, either in the form of debt or equity.  We may not be able to raise the funds we need to sustain our business operations.  During 2011, expenses were paid by a former principal shareholder in the amount of $10,934, which resulted in a balance due to related party shareholders in the amount of $16,681.  On April 12, 2011, the Company issued 574,603 restricted shares of its $0.001 par value common stock in cancellation of its $16,681 debt obligation to the related party shareholders. Also, during the quarter ended September 30, 2011, SAFE, the Company’s parent, paid $10,900 to outside professionals for services rendered on behalf of the Company.  The Company reimbursed SAFE by issuing 1,225,000 warrants to purchase a like number of its $0.001 par value common stock at an exercise price of $.20 per share. The Company also received a capital contribution of $6,955 from SAFE to pay for professional and administrative and expenses incurred during the quarter ended December 31, 2011.

Results of Operations

We had no operations during the year ended December 31, 2011, nor do we have operations as of the date of this filing.  We reported no sales for the years ended December 31, 2011 and 2010.  For the years ended December 31, 2011 and 2010, we incurred operating expenses of approximately $361,000 and $49,000, an increase 637%. This increase is primarily attributable to the increase of approximately $287,000 in consulting fees and an increase of approximately $33,000 in professional fees, partially offset by a decrease of approximately $3,000 in general and administrative expenses and a $6,000 decrease in related party rent.

For the year ended December 31, 2011, net loss increased approximately $338,000 to $360,000 from $22,000 reported for the year ended December 31, 2010, an increase of 1,536%.  This increase in net loss was primarily attributable to the increase of approximately $312,000 in operating expenses and a $27,000 decrease in other income, consisting primarily of $28,000 in forgiveness of debt income.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the year ended December 31, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northsight Capital, Inc. [a development stage company]

We have audited the accompanying balance sheets of Northsight Capital, Inc. [a development stage company] as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010, and for the period from inception [May 21, 2008] through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northsight Capital, Inc. [a development stage company] as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011 and 2010, and for the period from inception through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from inception through December 31, 2011. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

May 10, 2012

Northsight Capital, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2011	2010

ASSETS

Current assets

Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued expenses	$56,000	$2,739
Note payable - related party	-	7,737

Total current liabilities	56,000	10,476

Stockholders' deficit

Preferred stock, $0.001 par value; 10,000,000 authorized, none issued and outstanding at December 31, 2011 and 2010
Common stock, $.001 par value; 100,000,000 shares authorized, 12,500,000 and 944,397 shares issued and outstanding at December 31, 2011 and 2010, respectively	12,500	944
Subscription Receivable	(50,000)	-
Additional paid-in capital	645,235	291,765
Accumulated deficit during the development stage	(663,735)	(303,185)

Total stockholders' deficit	(56,000)	(10,476)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

Northsight Capital, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(May 21, 2008)
			Through
	Years Ended December 31,		December 31,
	2011	2010	2011

Sales	$-	$-	$-

Operating expenses:

General administrative	3,000	5,787	52,454
Business plan development - related party	-	-	10,000
Consulting and indemnification expense - related party	300,000	13,500	380,350
Executive compensation - related party	-	-	5,100
Professional fees	57,550	24,100	180,738
Rent - related party	-	6,000	38,200
Research and development - related party	-	-	10,850
Travel	-	-	11,112

Total operating expenses	360,550	49,387	688,804

Other income (expense)

Interest expense	-	(737)	(2,699)
Forgiveness of debt	-	27,768	27,768

Total other income	-	27,031	25,069

Net loss before income taxes	(360,550)	(22,356)	(663,735)

Provision for income taxes	-	-	-

Net loss	$(360,550)	$(22,356)	$(663,735)

Net loss per weighted share, basic and fully diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding, basic and fully diluted	7,928,297	819,247

The accompanying notes are an integral part of these financial statements

Northsight Capital, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2009	466,667	$467	$67,133	$-	$(280,829)	$(213,229)

Common stock issued for settlement of debt obligation	476,667	477	9,523	-	-	10,000

Contributed capital	-	-	121,894	-	-	121,894

Forgiveness of debt by officer	-	-	93,215	-	-	93,215

Reverse stock split, one-for three	1,063	-	-	-	-	-

Net loss	-	-	-	-	(22,356)	(22,356)

Balance, December 31, 2010	944,397	944	291,765	-	(303,185)	(10,476)

Common shares issued for cash and settlement related party debt	1,555,603	1,556	43,625	-	-	45,181

Common shares issued for cash	10,000,000	10,000	240,000	-	-	250,000

Contributed capital	-	-	19,845	-	-	19,845

Subscription receivable from Parent Company	-	-	50,000	(50,000)	-	-

Net loss	-	-	-	-	(360,550)	(360,550)

Balance, December 31, 2011	12,500,000	$12,500	$645,235	$(50,000)	$(663,735)	$(56,000)

The accompanying notes are an integral part of these financial statements

Northsight Capital, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception
			(May 21, 2008)
			Through
	Years Ended December 31,		December 31,
	2011	2010	2011

Cash flows from operations
Net loss	$(360,550)	$(22,356)	$(663,735)

Adjustment to reconcile net loss to net cash:
Gain on forgiveness of debt	-	(27,768)	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	17,889	7,737	25,626
Warrants issued for payment of services	10,900	-	10,900
Changes in operating assets and liabilities:

Accounts payable and accrued expenses	53,261	(11,164)	83,768
Accounts payable - related party	-	4,077	90,427
Accrued payroll taxes	-	(422)	-
Accrued interest payable - related party	-	737	2,699
Net cash used for operating activities	(278,500)	(49,159)	(468,083)

Cash flows from financing activities

Proceeds from sale of common stock, net of offering costs	278,500	-	336,000
Proceeds from donated capital	-	121,894	121,994
Payments on notes payable		(55,000)	(55,000)
Proceeds from notes payable	-	10,000	65,000
Proceeds from notes payable - related party	-	1,000	29,340
Payments on notes payable - related party	-	(29,251)	(29,251)

Net cash provided by financing activities	278,500	48,643	468,083
Net increase (decrease) in cash	-	(516)	-
Cash, beginning of period	-	516	-

Cash, end of period	$-	$-	$-

Supplemental disclosures:

Cash paid during the year for:

Interest	$-	$-	$-

Noncash financing activities:

Conversion of debt to equity	$16,681	$10,000	$26,681
Forgiveness of debt by principal owner credited to additional paid-in capital	$-	$93,215	$93,215
Subscription Receivable from parent company	$50,000	$-	$50,000

The accompany notes are an integral part of these financial statements

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2011 and 2010

1.

Nature of operations

Northsight is a development stage company incorporated in the State of Nevada on May 21, 2008. We were originally formed to engage in the business of marketing, developing, and producing unique, proprietary water products.  Northsight’s original intended line of enhanced bottled waters was based upon the experience and expertise of its founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008, we commenced our development stage operations, and have no significant assets.  We abandoned the proprietary bottled water business in 2010.  In May, 2011, Safe Communications, Inc. acquired 80% of our issued and outstanding common stock, and, as a result became our parent company. See Note 6., Change of Control Transactions. The Company is currently considering new business opportunities for its planned operations.

2.

Summary of significant accounting policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.  We have no cash or cash equivalents.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the years ended December 31, 2011 and 2010.

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

Income Taxes

The Company’s taxable income or loss is included in the consolidated income tax returns of the Company’s parent. Current and deferred income taxes are allocated to the members of the consolidated group as if each member were a separate taxpayer. The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2011 and 2010

2.

Summary of significant accounting policies (continued)

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders’ equity.

This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better consolidated financial statement comparability among different entities.  Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2008. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the years ended December 31, 2011 and 2010.

Comprehensive Income (Loss)

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders’ equity.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying financial statements at December 31, 2011 and 2010.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.

The calculation of diluted net loss per share excludes 1,225,000 warrants and no warrants as of December 31, 2011 and 2010, respectively, since their effect is anti-dilutive. All per share calculations reflect the effects of the reverse stock split.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable.  In this context, the Company defines probability as circumstances under which events are likely to occur.  In regards to legal cost, we record such costs as incurred.

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2011 and 2010

2.

Summary of significant accounting policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period) (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No stock options or stock awards were granted during 2011 and 2010.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the earlier date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s March 31, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The Company is currently evaluating the effect the update will have on its financial statements.

3.

Liquidity and Going Concern

The Company is a development stage enterprise and has accumulated operating losses since inception (May 2008) of $663,735, and has had negative cash flows from operating activities during the period from inception (May 2008) through December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Currently, the Company has a no cash balance available for the payment of ongoing operating expenses, and it is dependent on capital contributions and advances from its parent company and its shareholders in order to cover its operational costs to allow it to continue as a going concern.  Management plans to fund continued operations of the Company by eventually generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities.

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2011 and 2010

3.

Liquidity and Going Concern (continued)

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

4.

Note Payable

At December 31, 2010, the Company owed an entity controlled by an officer, director, and shareholder a total of $7,737.  The note was unsecured, with interest at 8% per annum, and due on demand (See Note 5).

In March 2010, the Company received a loan for $10,000 from an entity controlled and owned by an officer, director and shareholders of the Company.  The loan was due upon demand with an interest rate of 0%. The loan was settled with 1,430,000 shares (476,667 post-split shares) of common stock and the Company issued the shares of common stock during the second quarter of 2010.

Interest expense for the year ended December 31, 2011 and 2010 was $-0- and $737, respectively.

5.

Related Party Transactions

During the year ended December 31, 2010, the Company incurred expenses totaling $19,500 to an entity owned and controlled by a former officer, director, and shareholder of the Company.  The entity provided consulting and administrative services, office space, and research and development services.  There was no amount in accounts payable to the related party as of December 31, 2010.

The Company had expenses and payables paid on its behalf by a shareholder in the amount of $10,934 during the first quarter of the 2011 fiscal year, resulting in a $16,681 balance due to related party shareholders. On April 12, 2011, the Company issued an aggregate of 1,555,603 shares of its common stock, in consideration of $28,500 in cash and the cancellation of the related party shareholder debt in the amount of $16,681, for total consideration of $45,181, equal to approximately $0.029 per share. See also Note 6, Change of Control Transactions. The securities were sold to two directors, Thomas J. Howells (327,000 shares) and Travis T. Jenson (327,000 shares); Jenson Services, Inc., a Utah corporation that is controlled by Messrs. Howells and Jenson (383,000 shares); and Kelly Trimble, a present principal shareholder of the Company (518,603 shares).

Effective May 31, 2011, the Company and certain of its shareholders (Thomas Howells, Travis Jenson, Jenson Services, Inc. and Kelly Trimble, collectively, the “Principal Shareholders”) entered into a Stock Purchase Agreement dated as of May 27, 2011 (“SPA”) with Safe Communications, Inc., a Texas corporation (“Buyer”) under which the Buyer purchased for a $250,000 cash payment 10,000,000 shares of the Company’s common stock, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction.  In addition, under the SPA, if the Buyer did not complete certain transactions within the time period prescribed by the SPA, the Buyer would be obligated to pay the Company an additional $50,000 in cash. The transactions were not completed within the prescribed time period.  The Company  has not yet received any additional payment from the Buyer.

Effective May 31, 2011, the Company also entered into a Principal Shareholders Agreement with each of the Principal Shareholders dated as of May 27, 2011 (“PSA”), under which the Company agreed to make payments to the Principal shareholders in the aggregate amount of $250,000, in consideration of the Principal Shareholders’ undertakings in the SPA, including but not limited to their agreement to indemnify the Buyer in connection with the stock purchase contemplated in the SPA.  If the Buyer makes the additional $50,000 payment referenced above, then the Company is required to pay such additional $50,000 to the Principal Shareholders in accordance with the PSA.   We have not received any additional payment from the Buyer. Although the Company believes that it is not required to make the additional $50,000 payment to the Principal Shareholders until it receives such payment from the Buyer, the Company has recorded a receivable and corresponding liability, each in the amount of $50,000. Each of the Principal Shareholders was a significant shareholder of the Company, and, in addition, at the time of execution of the PSA, Messrs. Howells, Bassham and Jenson were directors of the Company, Mr. Howells was President and Mr. Bassham was Treasurer and Secretary.

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2011 and 2010

5.

Related Party Transactions (continued)

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

Since May 31, 2011, the date a change in control occurred (See Note 6), the Company has occupied office space at the corporate office of its parent company, Safe Communications, Inc. (sometimes hereinafter referred to as “SAFE”), which is provided at no cost.  SAFE incurs no incremental costs in providing this office space to the Company.  At December 31, 2011, there was no amount in accounts payable due to SAFE.

During 2011, the Company issued 1,225,000 warrants to SAFE, to purchase a like number of its shares of common stock at an exercise price of $0.20 per share.  These warrants were issued for reimbursement of expenses ($10,900) paid by SAFE on behalf of the Company.

6.

Change of Control Transactions

On April 30, 2010, Steve Nickolas, then President of the Company, sold to three investors a total of 730,000 shares (243,333 post-split shares) of the Company’s common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of the Company’s outstanding shares.  On the same date, Mr. Nickolas, acting as the Company’s sole director, elected Travis T. Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated April 30, 2010, which was filed with the Securities and Exchange Commission on May 4, 2010.

Effective May 31, 2011, the Company and certain of its shareholders (Thomas Howells, Travis Jenson, Jenson Services, Inc. and Kelly Trimble, collectively, the “Principal Shareholders”) entered into a Stock Purchase Agreement dated as of May 27, 2011 (“SPA”) with Safe Communications, Inc., a Texas corporation (“Buyer”) under which the Buyer purchased for a $250,000 cash payment 10,000,000 shares of the Company’s common stock, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction.  In addition, under the SPA, if the Buyer did not complete certain transactions within the time period prescribed by the SPA, the Buyer would be obligated to pay the Company an additional $50,000 in cash. The transactions were not completed within the prescribed time period.  We have not received any additional payment from the Buyer.

Effective May 31, 2011, the Company also entered into a Principal Shareholders Agreement with each of the Principal Shareholders dated as of May 27, 2011 (“PSA”), under which the Company agreed to make payments to the Principal shareholders in the aggregate amount of $250,000, in consideration of the Principal Shareholders’ undertakings in the SPA, including but not limited to their agreement to indemnify the Buyer in connection with the stock purchase contemplated in the SPA.  If the Buyer makes the additional $50,000 payment referenced above, then the Company is required to pay such additional $50,000 to the Principal Shareholders in accordance with the PSA.   We have not received any additional payment from the Buyer. Although the Company believes that it is not required to make the additional $50,000 payment to the Principal Shareholders until it receives such payment from the Buyer, the Company has recorded a receivable and corresponding liability, each in the amount of $50,000. Each of the Principal Shareholders was a significant shareholder of the Company, and, in addition, at the time of execution of the PSA, Messrs. Howells, Bassham and Jenson were directors of the Company, Mr. Howells was President and Mr. Bassham was Treasurer and Secretary.

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2011 and 2010

6.

Change of Control Transactions (continued)

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

7.

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

During the year ended December 31, 2010, a former officer, director and shareholder of the Company donated $121,894 of cash to the Company as additional paid in capital.  The Company used the proceeds to settle its accounts payable and notes payable.  Additionally, the former officer, director and shareholder also forgave $93,215 of accounts payable, notes payable and accrued interest payable due to the shareholder and his related entities.  Due to the related party nature of the transaction, no gain was recognized and additional paid in capital was increased by $93,215.

On July 22, 2010, the Board of Directors and the majority shareholders of the Company authorized a filing of Schedule 14C and proposed a reverse stock split of one-for-three.  The reverse stock split became effective on or about August 26, 2010.  All share and per share amounts have been adjusted retrospectively as a result of the reverse stock split, unless otherwise stated.  There were 1,063 common shares issued to meet the minimum share parameters for individual shareholders, as set out by the terms of the reverse stock split.

On April 12, 2011, the Company issued an aggregate of 1,555,603 shares of its common stock, in consideration of $28,500 in cash and the cancellation of related party shareholder debt in the amount of $16,681, for total consideration of $45,181, equal to approximately $0.029 per share. See also Note 6, Change of Control Transactions.

On May 31, 2011, the Company issued an aggregate of 10,000,000 shares of its $0.001 par value common stock for a $250,000 cash payment, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction (See Note 6).

As of December 31, 2011, there have been no other issuances of common stock.

8.

Warrants and Options

At December 31, 2011, there were 1,225,000 warrants outstanding to purchase a like number of shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants have a term of three years and were issued in connection with the payment of certain Company expenses by SAFE during the third quarter ended September 30, 2011.

9.

Income Taxes

The Company files consolidated tax returns with its parent. In accordance with GAAP, allocation of the consolidated income tax expense is necessary when separate financial statements are prepared for the affiliates. As a result, the Company uses a method that allocates current and deferred taxes to members of the consolidated group by applying the liability method to each member as if it were a separate taxpayer.

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2011 and 2010

At December 31, 2011 and 2010, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $408,000 and 103,000, respectively. These losses are available for future years and expire through 2031.  Pursuant to Internal Revenue Code Section 382, utilization of these losses may be severely or completely limited due to more than 50% ownership changes in 2011 and 2010.

The deferred tax asset at December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Deferred tax asset:
Net operation loss carryforward	$143,000	$37,800
Total deferred tax assets	143,000	37,800
Less: valuation allowance	(143,000)	(37,800)
Net deferred tax asset	$-	$-

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

December 31, 2011 and 2010

9.

Income Taxes (continued)

The Company has taken a 100% valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $408,000 and $103,000 at December 31, 2011 and 2010, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of approximately $105,000 is primarily attributable to the Company’s net operating loss during the year ended December 31, 2011.

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	2011	2010
Federal statutory rate	(35)%	(35)%
State taxes, net of federal bendfit	(0.00)%	(0.00)%
Expected provision of income taxes	(35)%	(35)%
Less: valuation allowance	(35)%	(35)%
Provision of income taxes	-%	-%

10.

Office Lease

The Company currently occupies office space at the corporate office of SAFE, which is provided at no cost.  SAFE incurs no incremental costs in providing this office space to the Company.  For the years ended December 31, 2011 and 2010, the Company reported rental expense of $-0- and $6,000, respectively.

11.

Subsequent Events

The Company has evaluated subsequent events and has concluded that no recognized or non-recognized subsequent events have occurred since the year ended December 31, 2011.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Our principal executive/principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our President and Secretary/Treasurer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our President and Secretary/Treasurer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officer/director and his respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
John P. Venners	62	President, Treasurer and Director	May 31, 2011
Mark Cheviron	62	Director	July 5, 2011(1)
Terry G. Hillard	67	Director	July 5, 2011(2)

(1)

Resigned from Board of Directors effective May 7, 2012

(2)

Resigned from Board of Directors effective May 2, 2012

In connection with the closing of the transactions contemplated by the SPA, effective May 31, 2011, Travis Jenson resigned as President and Director of the Company,  Thomas Howells resigned as a director of the Company and Wayne Bassham resigned as Treasurer and secretary of the Company. Mr. Bassham also tendered his resignation as a director of the Company, effective ten days after the Company’s mailing to its shareholders of an Information Statement on Schedule 14F-1.  John P. Venners, President of the Buyer, was appointed interim President and a director of the Company, effective May 31, 2011.  Mr. Venners was appointed an officer and director of the Company by Wayne Bassham, following the resignations of Messrs. Howells and Jenson, all as required by the SPA. On July 5, 2011, Mr. Venners appointed Messrs. Carlon, Cheviron and Hillard to our board of directors.  He also appointed Charles F. Vance and David Carpenter to the board on the same date.  On October 11, 2011, Mr. Vance resigned from the board of directors.  On October 17, 2011, Mr. Carpenter resigned from the board of directors. On November 7, 2011, Mr. Carlon resigned from the board of directors.  On May 2,2012, Mr. Hillard resigned from the board of directors. Finally, on May 7, 2012, Mr. Cheviron resigned from the board of directors.

Background and Business Experience

John P. Venners. Since May, 2011, Mr. Venners has been our President, Treasurer and a director.  In addition, Mr. Venners has, since May and February, 2011, served as Treasurer and director (respectively) of NCAP Security Systems, Inc., a subsidiary of Safe Communications, Inc., which is developing a corporate security business.  Since September, 2010, Mr. Venners has been President, CEO, and a director of Safe Communications, Inc., an internet portal company which is focused on the development of child safe email and web text communications.  Since January, 2008, Mr. Venners has served as President of BioEcoTek – Hawaii, a company engaged in the waste-to-energy business.  In June, 2009, Mr. Venners founded and has since been President of Harbor Energy Capital, a renewable energy consulting business. Prior to January, 2008 and since 1976, Mr. Venners was President of Venners and Company, Ltd., a Washington D.C based energy consulting firm. Mr. Venners has more than 35 years of experience in developing and managing private and public companies. He began his business career after working at the White House Office of Emergency Preparedness during the 1973-74 national crises. Venners realized early on the importance and benefits of understanding public policy and government initiatives in developing new, early stage companies. He was co-founder of KFX, Inc. which traded on the NYSE. In addition, he teamed up with Sumitomo Corp to introduce new, innovative technologies to the North American market. Venners founded and managed numerous entities involved in international trade. He has been quoted on numerous occasions, including in the Wall Street Journal, Business Week, the New York Times, the Washington Post, and has traveled the world extensively on behalf of his various business ventures.

Mark Cheviron. Mr. Cheviron has been a director of NCAP Security Systems, Inc., a private company providing Corporate Security Services, since May, 2011. Since 1997, as Corporate Vice President and Director of Corporate Security and Services at Archer Daniels Midland, an Exchange Act registered Company; Mr. Cheviron has been responsible for all security functions at ADM locations and its subsidiaries worldwide, which includes over 1,700 locations in 73 countries. He also serves as the corporate liaison with all federal, state and local law enforcement personnel. Mr. Cheviron was the Overseas Security Advisory Council (OSAC) Private Sector Co-Chair 2007 for the U.S. Department of State. Mr. Cheviron is also a founding member of the Domestic Security Alliance Council (DSAC), which is partnered with the Federal Bureau of Investigation, and chairs the Continuing Education Committee. Mr. Cheviron is a member and past president of the FBI National Academy Associates of Illinois, a member of the International Association of Chiefs of Police, the Illinois Sheriffs' Association, the American Society of Industrial Security and the International Security Management Association where he has served as a board member. Mr. Cheviron received his Baccalaureate Degree in law enforcement administration at Western Illinois University in 1970 and received his Master of Arts degree in social justice professions from the University of Illinois-Springfield in 1976. He also is a graduate of the FBI National Academy, where he was elected speaker of his class (106th session). Mr. Cheviron resigned from our Board of Directors effective May 7, 2012.

Terry Hilliard. Mr. Hilliard has been a director of NCAP Security Systems, Inc., a private company providing Corporate Security Services, since May, 2011. From March until May, 2011, Mr. Hilliard was Interim Superintendent of Police for the city of Chicago. Mr. Hillard was a founder and, since January, 2004, has been, partner in Hillard Heintze, one of the leading private strategic security advisory and management companies in the U.S.   Prior to that, Mr. Hillard spent 35 years protecting and serving the people of Chicago including a distinguished tenure as the "Top Cop" superintendent of Police. As Superintendent of Police, Hillard led more than 13,500 sworn officers who comprise the nation's second largest police department and earned a national reputation as a results driven police chief. Prior to that, he earned accolades as the first African American chief of detectives and deputy chief of patrol in Area Two on Chicago's South Side. Mr. Hillard's accomplishments reflect his extraordinary sensitivity to individuals. When he established a new Domestic Violence Program, he took steps to reduce the burden on crime victims by creating a policy in which the same detective was always assigned to investigate repeat reports from the same victim. He also opened new lines of communication with the public as part of the Chicago Alternative Policing Strategy (CAPS) program.  Mr. Hillard served 13 months in Vietnam and received four medals and a Presidential Unit Citation. He entered the Chicago Police Training Academy in 1968 and served as a police officer in several districts and as a specialist in the Gang Crimes Unit. In 1975, he was shot twice and seriously wounded while apprehending a suspect who had shot four suburban police officers. He subsequently received the Chicago Police Medal, an Award of Valor. Mr. Hillard holds a Bachelor and Master degrees in Corrections from Chicago State University. In addition, he has completed training through the Police Executive Research Forum (PERF), the FBI National Academy, the FBI National Executive Institute, and the U.S. Secret Service Dignitary Protection Course. Mr. Hillard resigned from our Board of Directors effective May 2, 2012.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2011, there were no untimely filings of Section 16(a) reports.

Code of Ethics

As of yet, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of material operations and the fact that we presently have only four directors and one executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we presently have only four directors and one executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2011, or 2010 except as listed below. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from FINRA’s OTCBB. The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John P. Venners (1) (2)	12/31/11	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0

Travis T. Jenson (2)	12/31/11	0	0	0	0	0	0	0	0
President, Director	12/31/10	0	0	0	0	0	0	0	0

Wayne Bassham (2)	12/31/11	0	0	0	0	0	0	0	0
Secretary/Treasurer, Director	12/31/10	0	0	0	0	0	0	0	0

Thomas J. Howells	12/31/11	0	0	0	0	0	0	0	0
Director	12/31/10	0	0	0	0	0	0	0	0

Steve Nickolas (3)	12/31/11	0	0	0	0	0	0	0	0
President, Secretary/Treasurer	12/31/10	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Director

(1)

Mr. Venners became a director on May 31, 2011.

(2)

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

(3)

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

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2011.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of December 31, 2011 and (ii) members of our management as of April 15, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 12,500,000 shares of common stock outstanding at that date.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Safe Communications, Inc. 7740 East Evans Road Scottsdale, Arizona 85260	Common Stock	10,000,000	Direct	80%
Travis T. Jenson 4685 South Highland Drive, Suite 202 Salt Lake City, Utah 84117	Common Stock	700,778 408,111	Direct Indirect [1]	5.6% 3.3%

Thomas J. Howells 4685 South Highland Drive, Suite 202 Salt Lake City, Utah 84117	Common Stock	700,778 408,111	Direct Indirect[1]	5.6% 3.3%

Kelly Trimble 4685 South Highland Drive, Suite 207 Salt Lake City, Utah 84117	Common Stock	758,604	Direct	6.1%

(1)  These shares are held of record by Jenson Services, Inc., of which Travis T. Jenson and Thomas J. Howells are officers and directors.

Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
John P. Venners 7740 East Evans Road Scottsdale, Arizona 85260	Common Stock	-0-	(1)	(1)

Mark Cheviron (2) 7740 East Evans Road Scottsdale, Arizona 85260	Common Stock	0

Terry G. Hillard (3) 7740 East Evans Road Scottsdale, Arizona 85260	Common Stock	0

(1)

John P. Venners may also be deemed to be the beneficial owner of the shares held by Safe Communications, Inc., as he is President and a director of Safe Communications, Inc.  See the heading “Beneficial Owners” of this Item above regarding the ownership of shares of our common stock by Safe Communications, Inc.

(2)

Resigned from Board of Directors effective May 7, 2012

(3)

Resigned from Board of Directors effective May 2, 2012

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

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company, except that our parent company has pledged its shares of our common stock as collateral for a loan.  There are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

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

We had expenses and payables paid on our behalf by a shareholder in the amount of $10,934 during the first quarter of the 2011 fiscal year, resulting in a $16,681 balance due two related party shareholders. On April 12, 2011, we issued an aggregate of 1,555,603 shares of its common stock, in consideration of $28,500 in cash and the cancellation of the related party shareholder debt in the amount of $16,681, for total consideration of $45,181, equal to approximately $0.029 per share. See also Note 6, Change of Control Transactions. The securities were sold to two directors, Thomas J. Howells (327,000 shares) and Travis T. Jenson (327,000 shares); Jenson Services, Inc., a Utah corporation that is controlled by Messrs. Howells and Jenson (383,000 shares); and Kelly Trimble, a principal shareholder of the Company (518,603 shares).

Effective May 31, 2011, we and certain of our shareholders (Thomas Howells, Travis Jenson, Jenson Services, Inc. and Kelly Trimble, collectively, the “Principal Shareholders”) entered into a Stock Purchase Agreement dated as of May 27, 2011 (“SPA”) with Safe Communications, Inc., a Texas corporation (“Buyer”) under which the Buyer purchased for a $250,000 cash payment 10,000,000 shares of our common stock, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction.  In addition, under the SPA, if the Buyer did not complete certain transactions within the time period prescribed by the SPA, the Buyer would be obligated to pay us an additional $50,000 in cash. The transactions were not completed within the prescribed time period.  We have not received any additional payment from the Buyer.

Effective May 31, 2011, we also entered into a Principal Shareholders Agreement with each of the Principal Shareholders dated as of May 27, 2011 (“PSA”), under which we agreed to make payments to the Principal shareholders in the aggregate amount of $250,000, in consideration of the Principal Shareholders’ undertakings in the SPA, including but not limited to their agreement to indemnify the Buyer in connection with the stock purchase contemplated in the SPA.  If the Buyer makes the additional $50,000 payment referenced above, then we are required to pay such additional $50,000 to the Principal Shareholders in accordance with the PSA.   We have not received any additional payment from the Buyer. Each of the Principal Shareholders was a significant shareholder of the Company, and, in addition, at the time of execution of the PSA, Messrs. Howells, Bassham and Jenson were directors of the Company, Mr. Howells was President and Mr. Bassham was Treasurer and Secretary.

In connection with the closing of the transactions contemplated by the SPA, effective May 31, 2011, Travis Jenson resigned as our President and Director, Thomas Howells resigned as a director and Wayne Bassham resigned as our Treasurer and secretary. Mr. Bassham also tendered his resignation as a director, effective ten days after our mailing to its shareholders of an Information Statement on Schedule 14F-1.  John P. Venners, President of the Buyer, was appointed our interim President and a director, effective May 31, 2011.  Mr. Venners was appointed an officer and director by Wayne Bassham, following the resignations of Messrs. Howells and Jenson, all as required by the SPA.

In connection with the closing of the stock purchase under the SPA, the Buyer obtained control of us by acquiring 80% of our issued and outstanding common stock and by having its designee, John P. Venners, President of the Buyer, appointed our interim President and a director.

Since May 31, 2011, the Company has occupied office space at the corporate office of its parent company, Safe Communications, Inc. (“SAFE”), which is provided at no cost.  SAFE incurs no incremental costs in providing this office space to the Company.  At December 31, 2011, there was no amount in accounts payable due to SAFE.

During 2011, we issued 1,225,000 warrants to SAFE, to purchase a like number of our shares of common stock at an exercise price of $0.20 per share.  These warrants were issued for reimbursement of expenses ($10,900) paid by SAFE on our behalf.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

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

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011 and 2010:

Fee Category	2011	2010
AudAudit Fees	$11,836	$15,998
AudAudit related Fees	-	-
Tax Tax Fees	-	1,000
All All other Fees	-	-
Tot Total Fees	$11,836	$16,998

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

(a)(3)              Exhibits.  The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)
10.1	Subscription Agreement(1)
10.2	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)
10.3	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)

Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.

(2)

Filed as an Exhibit 4.1 to our Form 10Q filed November 21, 2011 and incorporated herein by reference.

(3)

Filed as an Exhibit 10.1 to our Current Report on Form 8-K Filed on July 2, 2011 and incorporated herein by reference.

(4)

Filed as an Exhibit 10.2 to our Current Report on Form 8-K Filed on July 2, 2011 and incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

Date:	05/10/12	By:	/s/John P. Venners
John P. Venners, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHSIGHT CAPITAL, INC.

Date:	05/10/12	By:	/s/ John P. Venners
John P. Venners, President and Sole Director