Form 10-Q
period 2012-06-30
NORTHSIGHT CAPITAL, INC.
filed 2012-08-20
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 15, 2012
Common Capital Voting Stock, $0.001 par value per share	12,500,000 shares

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

June 30, 2012

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Unaudited Condensed Financial Statements	7

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$55,034	$56,000
Notes payable - related party	-	-
Total Current Liabilities	55,034	56,000
Total Liabilities	55,034	56,000

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized having a par value of $.001 per share; none issued and outstanding	-	-
Common stock - 100,000,000 shares authorized at par value of $0.001 per share; 12,500,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	12,500	12,500
Subscription receivable	(50,000)	(50,000)
Additional paid-in capital	661,445	645,235
Accumulated deficit during the development stage	(678,979)	(663,735)
Total Stockholders' Deficit	(55,034)	(56,000)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(May 21, 2008) Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-
			-	-	-
Operating expenses:
General administrative	1,525	1,148	1,525	1,695	53,979
Business plan development - related party	-	-	-	-	10,000
Consulting expense - related party	-	250,000	-	250,000	380,350
Executive compensation - related party	-	-	-	-	5,100
Professional fees	9,469	29,342	13,719	35,000	194,457
Rent - related party	-	-	-	-	38,200
Research and development - related party	-	-	-	-	10,850
Travel	-	-	-	-	11,112
Total operating expenses	10,994	280,490	15,244	286,695	704,048
Other income (expenses)
Interest expense	-	-	-	-	(2,699)
Forgiveness of debt	-	-	-	-	27,768
Total other income (expenses)	-	-	-	-	25,069

Net loss before income taxes	(10,994)	(280,490)	(15,244)	(286,695)	(678,979)
Provision for income taxes	-	-	-	-	-
Net loss	$(10,994)	$(280,490)	$(15,244)	$(286,695)	$(678,979)

Weighted average common shares outstanding – basic and diluted	12,500,000	5,591,569	12,500,000	3,280,820

Loss per common share – basic and diluted	$(0.00)	$(0.05)	$(0.00)	$(0.09)

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended June 30,		From Inception (May 21, 2008) Through June 30, 2012
	2012	2011

Cash Flows From Operating Activities
Net loss	$(15,244)	$(286,695)	$(678,979)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on forgiveness of debt	-	-	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	16,210	10,934	41,836
Warrants issued for payment of services	-	-	10,900
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(966)	(2,739)	82,802
Accounts payable - related party	-	-	90,427
Interest payable - related party	-	-	2,699
Net Cash Used in Operating Activities	-	(278,500)	(468,083)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	278,500	336,000
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	-	65,000
Payments to notes payable	-	-	(55,000)
Proceeds from notes payable - related party	-	-	29,340
Payments to notes payable - related party	-	-	(29,251)
Net Cash Provided by Financing Activities	-	278,500	468,083

Net Change In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Activities
Conversion of debt to equity	$-	$16,681	$26,681
Forgiveness of debt by principal owner credited to additional paid in capital	$-	$-	$93,215
Subscription receivable from parent company	$-	$-	$50,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six month period ended June 30, 2012, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2012, Safe Communications, Inc. (“SAFE”), Northsight Capital’s parent company, paid $16,210 on behalf of the Company in payment of Company operating expenses, consisting primarily of professional and other fees related to being a public company.   These payments were treated as a contribution by Safe to the capital of the Company.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

We had no operations during the quarterly period ended June 30, 2012, nor do we have operations as of the date of this filing. We reported no sales during the three month periods ended June 30, 2012 and 2011. For the three months ended June 30, 2012 and 2011, we incurred operating expenses of approximately $10,994 and $280,000, respectively, a decrease of approximately $270,000.  The approximate $270,000 decrease in operating expenses was due to a $250,000 decrease in consulting and indemnification expense and an approximate $20,000 decrease in professional fees.  For the three months ended June 30, 2012 and 2011, the Company reported a net loss of $10,994 and $280,490, respectively, a decrease of approximately $270,000.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

We had no operations during the six month period ended June 30, 2012, nor do we have operations as of the date of this filing. We reported no sales during the six month periods ended June 30, 2012 and 2011. For the six months ended June 30, 2012 and 2011, we incurred operating expenses of approximately $15,244 and $287,000, respectively, a decrease of approximately $272,000.  The approximate $272,000 decrease in operating expenses was due to a $250,000 decrease in consulting and indemnification expense and an approximate $21,000 decrease in professional fees.  For the six months ended June 30, 2012 and 2011, the Company reported a net loss of approximately $15,000 and $287,000, respectively, a decrease of approximately $272,000.

Liquidity and Capital Requirements

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be provided by our parent company or we may raise funds from third parties, either in the form of debt or equity.  During the six month period ended June 30, 2012, SAFE paid our expenses of $16,210 (consisting of outside professional and other fees for services rendered on behalf of the Company).  These payments by SAFE were treated as a contribution by SAFE to our capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Identification of Exhibit
3.1	Articles of Incorporation(1)

2	Bylaws(1)

4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)

10.2	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)

10.3	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)	Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.
(2)	Filed as an Exhibit 4.1 to our Form 10Q filed November 21, 2011 and incorporated herein by reference.
(3)	Filed as an Exhibit 10.1 to our Current Report on Form 8-K Filed on July 2, 2011 and incorporated herein by reference.
(4)	Filed as an Exhibit 10.2 to our Current Report on Form 8-K Filed on July 2, 2011 and incorporated herein by reference.

*Filed herewith ** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	08/17/12	By:	/s/John P. Venners
John P. Venners, President and Director(Principal executive and financial officer)