Form 10-Q/A
period 2012-06-30
NORTHSIGHT CAPITAL, INC.
filed 2012-08-27
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q/A

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Northsight Capital, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II

OTHER INFORMATION

 Item 6. Exhibits

(a) Exhibits

Exhibit Number	Identification of Exhibit
3.1	Articles of Incorporation(1)

2	Bylaws(1)

4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)

10.2	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)

10.3	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (5)

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101	eXtensible Business Reporting Language**

(1)	Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.
(2)	Filed as an Exhibit 4.1 to our Form 10Q filed November 21, 2011 and incorporated herein by reference.
(3)	Filed as an Exhibit 10.1 to our Current Report on Form 8-K Filed on July 2, 2011 and incorporated herein by reference.
(4)	Filed as an Exhibit 10.2 to our Current Report on Form 8-K Filed on July 2, 2011 and incorporated herein by reference.
(5)	Filed as an Exhibit 31.1 to our Form 10Q filed August 20, 2012 and incorporated herein by reference.
(6)	Furnished as an Exhibit 32.1 to our Form 10Q filed August 20, 2012 and incorporated herein by reference.

**

Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	08/27/12	By:	/s/John P. Venners
John P. Venners, President and Director(Principal executive and financial officer)

3