Form 10-Q
period 2012-09-30
NORTHSIGHT CAPITAL, INC.
filed 2012-11-19
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53661

NORTHSIGHT CAPITAL, INC.

(Exact name of issuer as specified in its charter)

Nevada	26-2727362
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Yes   X  . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2012
Common Capital Voting Stock, $0.001 par value per share	12,500,000 shares

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

September 30, 2012

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Unaudited Condensed Financial Statements	7

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$55,559	$56,000
Notes payable - related party	-	-
Total Current Liabilities	55,559	56,000
Total Liabilities	55,559	56,000

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized having a par value of $.001 per share; none issued and outstanding	-	-
Common stock - 100,000,000 shares authorized at par value of $0.001 per share; 12,500,000 shares issued and outstanding	12,500	12,500
Subscription receivable	(50,000)	(50,000)
Additional paid-in capital	674,726	645,235
Accumulated deficit during the development stage	(692,785)	(663,735)
Total Stockholders' Deficit	(55,559)	(56,000)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		(May 21, 2008) Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
General administrative	6,275	4,000	7,800	5,695	60,254
Business plan development - related party	-	-	-	-	10,000
Consulting expense - related party	-	-	-	250,000	380,350
Executive compensation - related party	-	-	-	-	5,100
Professional fees	7,531	6,900	21,250	41,900	201,988
Rent - related party	-	-	-	-	38,200
Research and development - related party	-	-	-	-	10,850
Travel	-	-	-	-	11,112
Total Operating Expenses	13,806	10,900	29,050	297,595	717,854

Other Income (Expenses)
Interest expense	-	-	-	-	(2,699)
Forgiveness of debt	-	-	-	-	27,768
Total Other Income (Expenses)	-	-	-	-	25,069

Net Loss Before Income Taxes	(13,806)	(10,900)	(29,050)	(297,595)	(692,785)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(13,806)	$(10,900)	$(29,050)	$(297,595)	$(692,785)

Weighted Average Common Shares Outstanding – Basic and Diluted	12,500,000	12,500,000	12,500,000	6,387,650

Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.05)

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		From Inception (May 21, 2008) Through September 30, 2012
	2012	2011

Cash Flows From Operating Activities
Net loss	$(29,050)	$(297,595)	$(692,785)
Adjustments to reconcile net loss to net cash used in operating activities:

Gain on forgiveness of debt	-	-	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	29,491	10,934	55,117
Warrants issued for payment of services	-	10,900	10,900
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(441)	(2,739)	83,327
Accounts payable - related party	-	-	90,427
Interest payable - related party	-	-	2,699
Net Cash Used in Operating Activities	-	(278,500)	(468,083)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	278,500	336,000
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	-	65,000
Payments to notes payable	-	-	(55,000)
Proceeds from notes payable - related party	-	-	29,340
Payments to notes payable - related party	-	-	(29,251)
Net Cash Provided by Financing Activities	-	278,500	468,083

Net Change In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Activities
Conversion of debt to equity	$-	$16,681	$26,681
Forgiveness of debt by principal owner credited to additional paid in capital	$-	$-	$93,215
Subscription receivable from parent company	$-	$-	$50,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine month period ended September 30, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY AND GOING CONCERN

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2012, Safe Communications, Inc. (“SAFE”), Northsight Capital’s parent company, paid $29,491 on behalf of the Company in payment of Company’s operating expenses, consisting primarily of professional and other fees related to being a public company. The Company had expenses and payables paid on its behalf by SAFE in the amount of $10,934 during the nine month period ended September 30, 2011. These payments were treated as a contribution to the capital of the Company.

During the nine month period ended September 30, 2011, the Company issued 1,225,000 warrants to SAFE to purchase a like number of its shares of common stock at an exercise price of $0.20 per share.  These warrants were issued for reimbursement of expenses ($10,934) paid by SAFE on behalf of the Company.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

We had no operations during the quarterly period ended September 30, 2012, nor do we have operations as of the date of this filing. We reported no sales during the three month periods ended September 30, 2012 and 2011. For the three months ended September 30, 2012 and 2011, we incurred operating expenses of approximately $14,000 and $11,000, respectively, an increase of approximately $3,000.  This increase is primarily attributable to an increase of approximately $2,300 for in general administrative expenses. For the three months ended September 30, 2012 and 2011, the Company reported a net loss of approximately $14,000 and $11,000, respectively, an increase in net loss of approximately $3,000.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

We had no operations during the nine month period ended September 30, 2012, nor do we have operations as of the date of this filing. We reported no sales during the nine month periods ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, we incurred operating expenses of approximately $29,000 and $298,000, respectively, a decrease of approximately $270,000.  This decrease is primarily attributable to a decrease of approximately $250,000 in consulting expense – related party and a $21,000 decrease in professional fees.  For the nine months ended September 30, 2012, net loss decreased approximately $270,000 to $29,000 from $298,000. This decrease in net loss is primarily attributable to the decrease of approximately $250,000 in consulting expense – related party and a $21,000 decrease in professional fees.

Liquidity and Capital Requirements

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be provided by our parent company or we may raise funds from third parties, either in the form of debt or equity.  During the nine month period ended September 30, 2012, SAFE paid our expenses of $29,491 (consisting of outside professional and other fees for services rendered on behalf of the Company).  These payments by SAFE were treated as a contribution by SAFE to our capital.

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

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	November 14, 2012	By:	/s/John P. Venners
John P. Venners, President and Director (Principal executive and financial officer)