Form 10-K
period 2012-12-31
NORTHSIGHT CAPITAL, INC.
filed 2013-04-01
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The Registrant does not have a corporate website Yes  X . No      .

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

The estimated aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2012 by non-affiliates of the issuer was $175,000  based on the closing price of the registrant’s common stock on such date.

As of April 1, 2013, there were 12,500,000 shares of $.001 par value common stock issued and outstanding.

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

PART I

ITEM 1.  BUSINESS

Business Development

Northsight is a development stage company incorporated in the State of Nevada on May 21, 2008. We were formed to engage in the business of marketing, developing, and producing unique, proprietary water products.  Our original intended line of enhanced bottled waters was based upon the experience and expertise of our founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008, we commenced our development stage operations, and had no significant assets. In May 2010, we abandoned our pursuit of the proprietary bottled water business.

Since our inception on May 21, 2008, through December 31, 2012, we have not generated any revenues and have incurred net losses of $704,773. In May of 2008, our only business activity was the formation of our corporate entity and the development of our business model.  On July 11, 2008, we filed an S-1 Registration Statement with the Securities and Exchange Commission (the “SEC”), and the registration statement became effective on July 18, 2008.

On November 7, 2008, we closed our direct public offering and were able to raise $55,000 as proposed.  The proceeds of the offering enabled us to maintain our operations and working capital requirements for approximately 12 months. During that time, we investigated various financing options and opportunities. No additional business operations have occurred nor has any revenue been generated as of the year ended December 31, 2012.

On April 30, 2010, Steve Nickolas, then President of the Company, sold three investors a total of 730,000 shares (243,333 post-split shares) of our common stock, of which Mr. Nickolas was the beneficial owner.  This sale resulted in the three investors’ collectively owning approximately 52% of our outstanding shares.  On the same date, Mr. Nickolas, acting as our sole director, elected Travis Jenson and Wayne Bassham to fill the vacancies on the Board of Directors.  These matters were disclosed in our Current Report on Form 8-K, dated April 30, 2010, which was filed with the SEC on May 4, 2010.  At that time, the Company ceased development of its proprietary water products.  These operations are not presented as discontinued operations in the financial statements as former operations were only in the early development stage.

On July 21, 2010, in conjunction with the aforementioned stock purchase transaction (dated April 30, 2010), Steven P. Nickolas resigned in his capacities as a director and as the President, Secretary and Treasurer of the Company.  The Board of Directors appointed Thomas J. Howells to fill the Board vacancy created by Mr. Nickolas’ resignation.  Subsequently, on July 22, 2010, the Board of Directors appointed Travis T. Jenson to serve as President of the Company; Wayne Bassham to serve as Secretary/Treasurer of the Company; and Thomas J. Howells as a director.  These matters were disclosed in the Company’s Current Report on Form 8-K, dated July 21, 2010, which was filed with the SEC on July 22, 2010.

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

Effective May 31, 2011, we and certain of our shareholders (Thomas Howells, Travis Jenson, Jenson Services, Inc. and Kelly Trimble, collectively, the “Principal Shareholders”) entered into a Stock Purchase Agreement dated as of May 27, 2011 (“SPA”) with Safe Communications, Inc., a Texas corporation n/k/a Kuboo, Inc. (“Buyer”), under which the Buyer purchased for a $250,000 cash payment 10,000,000 shares of our common stock, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction.  In addition, under the SPA, if the Buyer did not complete certain transactions within the time period prescribed by the SPA, the Buyer would be obligated to pay us an additional $50,000 in cash. The transactions were not completed within the prescribed time period.  We have not received any additional payment from the Buyer.

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

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire.  We have had no material business operations for more than three years. Our plan of operation for the next 12 months is to: (i) review industries in which we may have an interest; (ii) adopt a business plan regarding any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  We are unable to predict when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries in which we may participate. We had considered acquiring the newly formed corporate security business of our parent company, Safe Communications, Inc.  (n/k/a Kuboo, Inc.) Although this remains a possibility, currently we are not actively pursuing this transaction.

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

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these amendments further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.

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

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in Rule 144.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having no assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since inception.

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

On July 11, 2008 we filed an S-1 Registration Statement with the SEC and the registration statement became effective on July 18, 2008.

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

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of our parent company, Kuboo, Inc, and are currently provided at no cost.  Because we have had no business, our activities have been limited to keeping us in good standing in the State of Nevada and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Kuboo, Inc. of providing the use of its office and telephone have been nominal.

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

ITEM 4:   MINE SAFETY DISCLOSURES

 Not Applicable

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares were approved for quotation on the OTC Bulletin Board (OTCBB) of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “NCAP” on May 12, 2009.  There is currently no established trading market for shares of our common stock.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will ever develop or be maintained.

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

The following table sets forth, for the periods indicated since approval for quotation on the OTCBB, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
High	Low
2011 January 1 – March 31.52	.41
April 1 – June 30.59	.36
July 1 - September 30.51	.40
October 1 – December 31.40	.10

2012 January 1 – March 31.10	.06
April 1 – June 30.07	.06
July 1 - September 30.07	.07
October 1 – December 31.07	.07

These prices were obtained from the Yahoo! Finance and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 33 shareholders of record, not including an indeterminate number of holders who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty, and unless and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

The unregistered securities were sold by us during the last three years ended December 31, 2012:

On April 30, 2010, the Company issued 476,667 shares (1,430,000 pre-split shares) of common stock to two individuals for the conversion of debt totaling $10,000 ($.02 per share).  The Company valued the shares using the fair value of the debt.

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

Effective May 31, 2011, we and our then control shareholders (Thomas Howells, Travis Jenson, Jenson Services, Inc. and Kelly Trimble, collectively, the “Principal Shareholders”) entered into a Stock Purchase Agreement dated as of May 27, 2011 (“SPA”) with Safe Communications, Inc., a Texas corporation n/k/a Kuboo, Inc. (“Buyer”) under which the Buyer purchased for a $250,000 cash payment 10,000,000 shares of the Company’s common stock, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction.

During August, 2011, we issued our parent company, Safe Communications, Inc.( n/k/a Kuboo, Inc.) , warrants to purchase 1,225,000 shares of our common stock, at an exercise price of $.20 per share, in full satisfaction of its having paid $10,900 in expenses we incurred.

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

Liquidity and Capital Resources

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be provided by our parent company (which is currently experiencing a shortage of capital) or we may raise funds from third parties, either in the form of debt or equity.  We may not be able to raise the funds we need to sustain our business operations.  During 2012, Kuboo, Inc., the Company’s parent, paid $35,283 to outside professionals and other service providers for services rendered to the Company. These payments were treated as a contribution to our capital by Kuboo.

Results of Operations

We had no operations during the year ended December 31, 2012, nor do we have operations as of the date of this filing.  We reported no sales for the years ended December 31, 2012 and 2011.  For the years ended December 31, 2012 and 2011, we incurred operating expenses of $41,038 and $360,550, an 89% decrease. This decrease is primarily attributable to the decrease of approximately $300,000 in consulting fees, the decrease of approximately $24,500 in professional fees, partially offset by an increase of approximately $4,987 in general and administrative expenses.

For the year ended December 31, 2012, net loss decreased $319,512 to $41,038 from $360,550 reported for the year ended December 31, 2011, a decrease of 89%.  This decrease in net loss was primarily attributable to the decrease of approximately $317,500 in operating expenses.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the year ended December 31, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northsight Capital, Inc. [a development stage company]

We have audited the accompanying balance sheets of Northsight Capital, Inc. [a development stage company] as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011, and for the period from inception [May 21, 2008] through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northsight Capital, Inc. [a development stage company] as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended December 31, 2012 and 2011, and for the period from inception through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from inception through December 31, 2012. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 1, 2013

NORTHSIGHT CAPITAL, INC.

 (A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$-	$-
Prepaid Expenses	2,363	-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$64,153	$56,000
Total Current Liabilities	64,153	56,000
Total Liabilities	64,153	56,000

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding

	-	-
Common stock - 100,000,000 shares authorized having a par value of $.001 per share; 12,500,000 shares issued and outstanding as of December 31, 2012 and 2011

	12,500	12,500
Subscription receivable	(50,000)	(50,000)
Additional paid-in capital	680,483	645,235
Accumulated deficit during the development stage	(704,773)	(663,735)
Total Stockholders' Deficit	(61,790)	(56,000)
Total Liabilities and Stockholders' Deficit	$2,363	$-

The accompanying notes are an integral part of these financial statements

NORTHSIGHT CAPITAL, INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

			From Inception
			(May 21, 2008)
			Through
	Years Ended December 31,		December 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating Expenses:
General administrative	7,987	3,000	60,441
Business plan development - related party	-	-	10,000
Consulting expense - related party	-	300,000	380,350
Executive compensation - related party	-	-	5,100
Professional fees	33,051	57,550	213,789
Rent - related party	-	-	38,200
Research and development - related party	-	-	10,850
Travel	-	-	11,112
Total operating expenses	41,038	360,550	729,842
Other Income (Expenses)
Interest expense	-	-	(2,699)
Forgiveness of debt	-	-	27,768
Total Other Income (Expenses)	-	-	25,069

Net Loss Before Income Taxes	(41,038)	(360,550)	(704,773)
Provision for Income Taxes	-	-	-
Net Loss	$(41,038)	$(360,550)	$(704,773)

Weighted Average Number of Common Shares
Loss per Common Share - Basic and Diluted	$(0.01)	$(0.05)
Outstanding - Basic and Diluted	12,500,000	7,928,297

The accompanying notes are an integral part of these financial statements

NORTHSIGHT CAPITAL, INC.

 (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

May 21, 2008 - Issuance of common stock for cash on organization of the Company	250,000	$ 250	$ 7,250	$ -	$ -	$ 7,500

Issuance of common stock for professional fees	33,333	33	9,967	-	-	10,000

Donated capital	-	-	100	-	-	100

Issuance of common stock for cash, net of offering costs	183,334	184	49,816	-	-	50,000

Net loss for the year ended December 31, 2008	-	-	-	-	(128,877)	(128,877)

Balance, December 31, 2008	466,667	467	67,133	-	(128,877)	(61,277)

Net loss for the year ended December 31, 2009	-	-	-	-	(151,952)	(151,952)

Balance, December 31, 2009	466,667	467	67,133	-	(280,829)	(213,229)

Common stock issued for settlement of debt	476,667	477	9,523	-	-	10,000

Contributed capital	-	-	121,894	-	-	121,894

Forgiveness of debt by officer	-	-	93,215	-	-	93,215

Reverse stock split, one-for-three	1,063	-	-	-	-	-

Net loss for the year ended December 31, 2010	-	-	-	-	(22,356)	(22,356)

Balance, December 31, 2010	944,397	944	291,765	-	(303,185)	(10,476)

Common shares issued for cash and settlement related party debt	1,555,603	1,556	43,625	-	-	45,181

Common shares issued for cash	10,000,000	10,000	240,000	-	-	250,000

Contributed capital	-	-	19,845	-	-	19,845

Subscription receivable from Parent company	-	-	50,000	(50,000)	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	(360,550)	(360,550)

Balance, December 31, 2011	12,500,000	12,500	645,235	(50,000)	(663,735)	(56,000)

Contributed capital	-	-	35,248	-	-	35,248

Net loss for the year ended December 31, 2012	-	-	-	-	(41,038)	(41,038)

Balance, December 31, 2012	12,500,000	$ 12,500	$ 680,483	$ (50,000)	$ (704,773)	$ (61,790)

The accompanying notes are an integral part of these financial statements

NORTHSIGHT CAPITAL, INC.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception (May 21, 2008) Through
	Years ended December 31,		December 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(41,038)	$(360,550)	$(704,773)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	-	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	35,248	17,889	60,874
Warrants issued for payment of services	-	10,900	10,900
Changes in operating assets and liabilities:
Prepaid Expense	(2,363)	-	(2,363)
Accounts payable and accrued expenses	8,153	53,261	91,921
Accounts payable - related party	-	-	90,427
Interest payable - related party	-	-	2,699
Net Cash Used In Operating Activities	-	(278,500)	(468,083)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	278,500	336,000
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	-	65,000
Payments on notes payable	-	-	(55,000)
Proceeds from notes payable - related party	-	-	29,340
Payments to notes payable - related party	-	-	(29,251)
Net Cash Provided by Financing Activities	-	278,500	468,083
Net Increase (Decrease) In Cash	-	-	-
Cash, Beginning of Year	-	-	-
Cash, End of Year	$-	-	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	-	$-
Non-Cash Activities
Conversion of debt to equity	$-	16,681	$26,681
Forgiveness of debt by principal owner credited to additional
paid-in capital	$-	$-	$93,215
Subscription receivable from Parent company	$-	$50,000	$50,000

The accompanying notes are an integral part of these financial statements

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

1.

Nature of operations

Northsight Capital Inc. (“Northsight” or “the Company”) is a development stage company incorporated in the State of Nevada on May 21, 2008. The Company was originally formed to engage in the business of marketing, developing, and producing unique, proprietary water products.  Northsight’s original intended line of enhanced bottled waters was based upon the experience and expertise of its founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008, the Company commenced its development stage operations, and had no significant assets.  The Company abandoned the proprietary bottled water business in 2010.  In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result became its parent company. See Note 5, Change of Control Transactions. The Company is currently considering new business opportunities for its planned operations.

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

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.  The Company has no cash or cash equivalents.

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

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the years ended December 31, 2012 and 2011.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying financial statements at December 31, 2012 and 2011.

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

The calculation of diluted net loss per share excludes 1,225,000 warrants as of December 31, 2012 and 2011, since their effect is anti-dilutive. All per share calculations reflect the effects of the reverse stock split.

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

Recently Adopted Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s financial position or results of operations.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

3.

Liquidity and Going Concern

The Company is a development stage enterprise and has accumulated operating losses since inception (May 2008) of $704,773, and has had negative cash flows from operating activities during the period from inception (May 2008) through December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In the event the Company does not generate sufficient funds from revenues or financing through the issuance of its common stock or from debt financing, the Company may be unable to fully implement its business plan and pay its obligations as they become due, any of which circumstances would have a material adverse effect on its business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

4.

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

Effective May 31, 2011, the Company and certain of its shareholders (Thomas Howells, Travis Jenson, Jenson Services, Inc. and Kelly Trimble, collectively, the “Principal Shareholders”) entered into a Stock Purchase Agreement dated as of May 27, 2011 (“SPA”) with Safe Communications, Inc., a Texas corporation n/k/a Kuboo, Inc. (“Buyer”) under which the Buyer purchased for a $250,000 cash payment 10,000,000 shares of the Company’s common stock, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction.  In addition, under the SPA, if the Buyer did not complete certain transactions within the time period prescribed by the SPA, the Buyer would be obligated to pay the Company an additional $50,000 in cash. The transactions were not completed within the prescribed time period.  The Company has not yet received any additional payment from the Buyer.

Effective May 31, 2011, the Company also entered into a Principal Shareholders Agreement with each of the Principal Shareholders dated as of May 27, 2011 (“PSA”), under which the Company agreed to make payments to the Principal shareholders in the aggregate amount of $250,000, in consideration of the Principal Shareholders’ undertakings in the SPA, including but not limited to their agreement to indemnify the Buyer in connection with the stock purchase contemplated in the SPA.  If the Buyer makes the additional $50,000 payment referenced above, then the Company is required to pay such additional $50,000 to the Principal Shareholders in accordance with the PSA.   The Company has not received any additional payment from the Buyer. Although the Company believes that it is not required to make the additional $50,000 payment to the Principal Shareholders until it receives such payment from the Buyer, the Company has recorded a receivable and corresponding liability, each in the amount of $50,000.  Each of the Principal Shareholders was a significant shareholder of the Company, and, in addition, at the time of execution of the PSA, Messrs. Howells, Bassham and Jenson were directors of the Company, Mr. Howells was President and Mr. Bassham was Treasurer and Secretary.

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

Since May 31, 2011, the date a change in control occurred, the Company has occupied office space at the corporate office of its parent company, Safe Communications, Inc. (n/k/a Kuboo, Inc.) (sometimes hereinafter referred to as “Kuboo”), which is provided at no cost.  Kuboo incurs no incremental costs in providing this office space to the Company.  At December 31, 2012, there was no amount in accounts payable due to Kuboo.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

During the year ended December 31, 2012, Kuboo paid $35,248 on behalf of the Company in payment of Company’s operating expenses, consisting primarily of professional and other fees related to being a public company. The Company had expenses and payables paid on its behalf by Kuboo in the amount of $17,889 during the year ended December 31, 2011. These payments were treated as a contribution to the capital of the Company.

During 2011, the Company issued 1,225,000 warrants to Kuboo, to purchase a like number of its shares of common stock at an exercise price of $0.20 per share.  These warrants were issued for reimbursement of expenses ($10,900) paid by Kuboo on behalf of the Company.

5.

Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On April 12, 2011, the Company issued an aggregate of 1,555,603 shares of its common stock, in consideration of $28,500 in cash and the cancellation of related party shareholder debt in the amount of $16,681, for total consideration of $45,181, equal to approximately $0.029 per share. See also Note 5, Change of Control Transactions.

On May 31, 2011, the Company issued an aggregate of 10,000,000 shares of its $0.001 par value common stock for a $250,000 cash payment, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction (See Note 5).

As of December 31, 2012, there have been no other issuances of common stock.

6.

Warrants and Options

At December 31, 2012, there were 1,225,000 warrants outstanding to purchase a like number of shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants have a term of three years and were issued in connection with the payment of certain Company expenses by Kuboo during the third quarter ended September 30, 2011.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2012 and 2011 and changes during the period then ended is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2011	$-	$-
Granted	1,225,000.20
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2011	1,225,000.20

Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2012	$1,225,000	$.20
Exercisable	$1,225,000	$.20

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

Outstanding
Range of Exercise Prices	Number outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Exercisable Number Exercisable at December 31,2012
$0.20	1,225,000	0.20	1,225,000
	1,225,000		1,225,000

7.

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

At December 31, 2012 and 2011, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $449,000 and $408,000, respectively. These losses are available for future years and expire through 2032.  Pursuant to Internal Revenue Code Section 382, utilization of these losses may be severely or completely limited due to more than 50% ownership changes in 2011 and 2010.

The deferred tax asset at December 31, 2012 and 2011 is summarized as follows:

	2012	2011
Deferred tax asset:
Net operation loss carry-forward	$157,163	$143,000
Total deferred tax assets	157,163	143,000
Less: valuation allowance	(157,163)	(143,000)
Net deferred tax asset	$-	$-

The Company has taken a 100% valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $449,000 and $408,000 at December 31, 2012 and 2011, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of approximately $16,000 is primarily attributable to the Company’s net operating loss during the year ended December 31, 2012.

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	2012	2011
Federal statutory rate	(35%)	(35%)
State taxes, net of federal benefit	(0.00%)	0.00%
Expected provision of income taxes	(35%)	(35%)
Less: valuation allowance	(35%)	(35%)
Provision of income taxes	-	-

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

9.

Office Lease

The Company currently occupies office space at the corporate office of Kuboo, which is provided at no cost.  Kuboo incurs no incremental costs in providing this office space to the Company.  For the years ended December 31, 2012 and 2011, the Company reported rental expense of $-0-.

10.

Subsequent Events

The Company has evaluated subsequent events and has concluded that no recognized or non-recognized subsequent events have occurred since the year ended December 31, 2012.

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

Our President and Secretary/Treasurer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our President and Secretary/Treasurer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

(1)

Resigned from Board of Directors effective May 7, 2012

(2)

Resigned from Board of Directors effective May 2, 2012

In connection with the closing of the transactions contemplated by the SPA, effective May 31, 2011, Travis Jenson resigned as President and Director of the Company,  Thomas Howells resigned as a director of the Company and Wayne Bassham resigned as Treasurer and secretary of the Company. Mr. Bassham also tendered his resignation as a director of the Company, effective ten days after the Company’s mailing to its shareholders of an Information Statement on Schedule 14F-1.  John P. Venners, President of the Buyer, was appointed interim President and a director of the Company, effective May 31, 2011.  Mr. Venners was appointed an officer and director of the Company by Wayne Bassham, following the resignations of Messrs. Howells and Jenson, all as required by the SPA. On July 5, 2011, Mr. Venners appointed Messrs. Carlon, Cheviron and Hillard to our board of directors.  He also appointed Charles F. Vance and David Carpenter to the board on the same date.  On October 11, 2011, Mr. Vance resigned from the board of directors.  On October 17, 2011, Mr. Carpenter resigned from the board of directors. On November 7, 2011, Mr. Carlon resigned from the board of directors.  On May 2, 2012, Mr. Hillard resigned from the board of directors. Finally, on May 7, 2012, Mr. Cheviron resigned from the board of directors.

Background and Business Experience

John P. Venners. Since May, 2011, Mr. Venners has been our President, Treasurer and a director.  In addition, Mr. Venners has, since May and February, 2011, served as Treasurer and director (respectively) of NCAP Security Systems, Inc., a subsidiary of Kuboo, Inc., which has been developing a corporate security business.  Since September, 2010, Mr. Venners has been President, CEO, and a director of Kuboo, Inc., an internet portal company which is focused on the development of child safe email and web text communications.  Since January, 2008, Mr. Venners has served as President of BioEcoTek – Hawaii, a company engaged in the waste-to-energy business.  In June, 2009, Mr. Venners founded and has since been President of Harbor Energy Capital, a renewable energy consulting business. Prior to January, 2008 and since 1976, Mr. Venners was President of Venners and Company, Ltd., a Washington D.C based energy consulting firm. Mr. Venners has more than 35 years of experience in developing and managing private and public companies. He began his business career after working at the White House Office of Emergency Preparedness during the 1973-74 national crises. Venners realized early on the importance and benefits of understanding public policy and government initiatives in developing new, early stage companies. He was co-founder of KFX, Inc. which traded on the NYSE. In addition, he teamed up with Sumitomo Corp to introduce new, innovative technologies to the North American market. Venners founded and managed numerous entities involved in international trade. He has been quoted on numerous occasions, including in the Wall Street Journal, Business Week, the New York Times, the Washington Post, and has traveled the world extensively on behalf of his various business ventures.

Mark Cheviron. Mr. Cheviron was a director of NCAP Security Systems, Inc., a private company providing Corporate Security Services, from May, 2011 until May, 2012. Since 1997, as Corporate Vice President and Director of Corporate Security and Services at Archer Daniels Midland, an Exchange Act registered Company; Mr. Cheviron has been responsible for all security functions at ADM locations and its subsidiaries worldwide, which includes over 1,700 locations in 73 countries. He also serves as the corporate liaison with all federal, state and local law enforcement personnel. Mr. Cheviron was the Overseas Security Advisory Council (OSAC) Private Sector Co-Chair 2007 for the U.S. Department of State. Mr. Cheviron is also a founding member of the Domestic Security Alliance Council (DSAC), which is partnered with the Federal Bureau of Investigation, and chairs the Continuing Education Committee. Mr. Cheviron is a member and past president of the FBI National Academy Associates of Illinois, a member of the International Association of Chiefs of Police, the Illinois Sheriffs' Association, the American Society of Industrial Security and the International Security Management Association where he has served as a board member. Mr. Cheviron received his Baccalaureate Degree in law enforcement administration at Western Illinois University in 1970 and received his Master of Arts degree in social justice professions from the University of Illinois-Springfield in 1976. He also is a graduate of the FBI National Academy, where he was elected speaker of his class (106th session). Mr. Cheviron resigned from our Board of Directors effective May 7, 2012.

Terry Hilliard. Mr. Hilliard was a director of NCAP Security Systems, Inc., a private company providing Corporate Security Services, from May, 2011 until May, 2012. From March until May, 2011, Mr. Hilliard was Interim Superintendent of Police for the city of Chicago. Mr. Hillard was a founder and, since January, 2004, has been, partner in Hillard Heintze, one of the leading private strategic security advisory and management companies in the U.S.   Prior to that, Mr. Hillard spent 35 years protecting and serving the people of Chicago including a distinguished tenure as the "Top Cop" superintendent of Police. As Superintendent of Police, Hillard led more than 13,500 sworn officers who comprise the nation's second largest police department and earned a national reputation as a results driven police chief. Prior to that, he earned accolades as the first African American chief of detectives and deputy chief of patrol in Area Two on Chicago's South Side. Mr. Hillard's accomplishments reflect his extraordinary sensitivity to individuals. When he established a new Domestic Violence Program, he took steps to reduce the burden on crime victims by creating a policy in which the same detective was always assigned to investigate repeat reports from the same victim. He also opened new lines of communication with the public as part of the Chicago Alternative Policing Strategy (CAPS) program.  Mr. Hillard served 13 months in Vietnam and received four medals and a Presidential Unit Citation. He entered the Chicago Police Training Academy in 1968 and served as a police officer in several districts and as a specialist in the Gang Crimes Unit. In 1975, he was shot twice and seriously wounded while apprehending a suspect who had shot four suburban police officers. He subsequently received the Chicago Police Medal, an Award of Valor. Mr. Hillard holds a Bachelor and Master degrees in Corrections from Chicago State University. In addition, he has completed training through the Police Executive Research Forum (PERF), the FBI National Academy, the FBI National Executive Institute, and the U.S. Secret Service Dignitary Protection Course. Mr. Hillard resigned from our Board of Directors effective May 2, 2012.

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

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2012, there were no untimely filings of Section 16(a) reports.

Code of Ethics

As of yet, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of material operations and the fact that we presently have only one director and one executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we presently have only one director and one executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2012 or 2011, except as listed below. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from FINRA’s OTCBB. The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John P. Venners (1) (2)	12/31/11	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0

Travis T. Jenson (2)	12/31/12	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President, Director	12/31/11	0	0	0	0	0	0	0	0

Wayne Bassham (2)	12/31/12	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Secretary/Treasurer, Director	12/31/11	0	0	0	0	0	0	0	0

Thomas J. Howells	12/31/12	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Director	12/31/11	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2012.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of December 31, 2012 and (ii) members of our management as of March 31, 2013.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 12,500,000 shares of common stock outstanding at that date.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Kuboo, Inc. 7740 East Evans Road Scottsdale, Arizona 85260	Common Stock	10,000,000	Direct	80%

Travis T. Jenson 4685 South Highland Drive, Suite 202 Salt Lake City, Utah 84117	Common Stock	700,778 408,111	Direct Indirect [1]	5.6% 3.3%

Thomas J. Howells 4685 South Highland Drive, Suite 202 Salt Lake City, Utah 84117	Common Stock	700,778 408,111	Direct Indirect[1]	5.6% 3.3%

Kelly Trimble 4685 South Highland Drive, Suite 207 Salt Lake City, Utah 84117	Common Stock	758,604	Direct	6.1%

(1)  These shares are held of record by Jenson Services, Inc., of which Travis T. Jenson and Thomas J. Howells are officers and directors.

Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
John P. Venners 7740 East Evans Road Scottsdale, Arizona 85260	Common Stock	-0-	(1)	(1)

Mark Cheviron (2) 7740 East Evans Road Scottsdale, Arizona 85260	Common Stock	0

Terry G. Hillard (3) 7740 East Evans Road Scottsdale, Arizona 85260	Common Stock	0

(1)

John P. Venners may also be deemed to be the beneficial owner of the shares held by Kuboo, Inc., as he is President and a director of Kuboo, Inc.  See the heading “Beneficial Owners” of this Item above regarding the ownership of shares of our common stock by Kuboo, Inc.

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

Effective May 31, 2011, we and certain of our shareholders (Thomas Howells, Travis Jenson, Jenson Services, Inc. and Kelly Trimble, collectively, the “Principal Shareholders”) entered into a Stock Purchase Agreement dated as of May 27, 2011 (“SPA”) with Safe Communications, Inc., a Texas corporation now known as Kuboo, Inc. (“Buyer”) under which the Buyer purchased for a $250,000 cash payment 10,000,000 shares of our common stock, representing 80% of the issued and outstanding common stock after giving effect to the purchase transaction.  In addition, under the SPA, if the Buyer did not complete certain transactions within the time period prescribed by the SPA, the Buyer would be obligated to pay us an additional $50,000 in cash. The transactions were not completed within the prescribed time period.  We have not received any additional payment from the Buyer.

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

Since May 31, 2011, the Company has occupied office space at the corporate office of its parent company, Kuboo, Inc. (“ Kuboo”), which is provided at no cost. Kuboo incurs no incremental costs in providing this office space to the Company.  At December 31, 2012, there was no amount in accounts payable due to Kuboo.

During 2011, we issued 1,225,000 warrants to Kuboo, to purchase a like number of our shares of common stock at an exercise price of $0.20 per share.  These warrants were issued for reimbursement of expenses ($10,900) paid by Kuboo on our behalf.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

Our parent company, Kuboo, Inc., owns 10 million shares of our common stock, constituting 80% of our issued and outstanding common stock.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

-audit the year ended December 31, 2008 when the year ending December 31, 2009 was being audited as was necessary.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$9,680	$11,836
Audit related Fees	-	-
Tax Fees	-	1,000
All other Fees	-	-
Total Fees	$9,680	$11,836

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the year ended December 31, 2012 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (n/k/a Kuboo, Inc.) (2)
10.1	Subscription Agreement(1)
10.2	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. (n/k/a Kuboo, Inc.) and certain shareholders of the Company (3)

10.3	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

NORTHSIGHT CAPITAL, INC.

Date:	4/1/2013	By:	/s/John P. Venners
John P. Venners, President and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHSIGHT CAPITAL, INC.

Date:	4/1/2013	By:	/s/ John P. Venners
John P. Venners, President and Sole Director