Form 10-Q
period 2013-03-31
NORTHSIGHT CAPITAL, INC.
filed 2013-05-20
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 1, 2013
Common Capital Voting Stock, $0.001 par value per share	12,500,000 shares

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

March 31, 2013

C O N T E N T S

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Cash Flows	6

Notes to Unaudited Condensed Financial Statements	7

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	1,181	2,363
Total Current Assets	1,181	2,363
Total Assets	$1,181	$2,363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$64,736	$64,153
Total Current Liabilities	64,736	64,153
Total Liabilities	64,736	64,153

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding

	-	-
Common stock - 100,000,000 shares authorized having a par value of $.001 per share; 12,500,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012

	12,500	12,500
Subscription receivable	(50,000)	(50,000)
Additional paid-in capital	691,303	680,483
Accumulated deficit during the development stage	(717,358)	(704,773)
Total Stockholders' Deficit	(63,555)	(61,790)
Total Liabilities and Stockholders' Deficit	$1,181	$2,363

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
			(May 21, 2008)
	For the Three Months Ended		Through
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating Expenses:
General administrative	1,182	-	61,623
Business plan development - related party	-	-	10,000
Consulting expense - related party	-	-	380,350
Executive compensation - related party	-	-	5,100
Professional fees	11,403	4,250	225,192
Rent - related party	-	-	38,200
Research and development - related party	-	-	10,850
Travel	-	-	11,112
Total operating expenses	12,585	4,250	742,427
Other Income (Expenses)
Interest expense	-	-	(2,699)
Forgiveness of debt	-	-	27,768
Total Other Income (Expenses)	-	-	25,069

Net Loss Before Income Taxes	(12,585)	(4,250)	(717,358)
Provision for Income Taxes	-	-	-
Net Loss	$(12,585)	$(4,250)	$(717,358)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted
	12,500,000	12,500,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
			(May 21, 2008)
	For the Three Months ended		Through
	March 31,		March 31,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(12,585)	$(4,250)	$(717,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	-	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	10,820	4,250	71,694
Warrants issued for payment of services	-	-	10,900
Changes in operating assets and liabilities:
Prepaid expenses	1,182	-	(1,181)
Accounts payable and accrued expenses	(631)	-	91,290
Accounts payable - related party	-	-	90,427
Interest payable - related party	-	-	2,699
Net Cash Used In Operating Activities	-	-	(468,083)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	-	336,000
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	-	65,000
Payments on notes payable	-	-	(55,000)
Proceeds from notes payable - related party	-	-	29,340
Payments to notes payable - related party	-	-	(29,251)
Net Cash Provided by Financing Activities	-	-	468,083
Net Increase (Decrease) In Cash	-	-	-
Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Activities:
Conversion of debt to equity	$-	$-	$26,681
Forgiveness of debt by principal owner credited to additional paid-in capital	$-	$-	$93,215
Subscription receivable from Parent company	$-	$-	$50,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three month period ended March 31, 2013, are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY/GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2013, Kuboo, Inc. (f/k/a Safe Communications, Inc. (“Kuboo”), Northsight Capital’s parent company, paid $10,820 on behalf of the Company in payment of Company obligations and operating expenses, consisting primarily of professional fees related to being a public company.   These payments were treated as a contribution by Kuboo to the capital of the Company.

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

Plan of Operations

Our Company’s plan of operation for the next 12 months is to: (i)  consider a possible acquisition of going concern, (ii) adopt a business plan for any acquired business; and (iii) upon completion of an acquisition and funding, to commence the business operations  of the acquired business.

During the next 12 months, provided we do not complete an acquisition during such period, our only foreseeable cash requirements will relate to maintaining our good standing as a corporation in our state of organization, the payment of our Securities and Exchange Commission and the Exchange Act reporting filing expenses, including associated legal and accounting fees, and costs incident to reviewing or investigating any potential business venture.  We may have to raise additional funds during the next 12 months to fund our basic operating expenses.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NCAP.OB.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

We had no operations during the quarterly period ended March 31, 2013, nor do we have operations as of the date of this filing. We reported no sales during the three month periods ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, we incurred operating expenses of approximately $12,585 and $4,250, respectively, an increase of approximately $8,335.  For the three months ended March 31, 2013 and 2012, the Company reported a net loss of $12,585 and $4,250, respectively, an increase of approximately $8,335.  This change in net loss is primarily attributable to the increase of approximately $7,153 in professional fees.

Liquidity and Capital Requirements

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be provided by our parent company or we may raise funds from third parties, either in the form of debt or equity.  During the three month period ended March 31, 2013, Kuboo paid obligations and expenses of $10,820 (consisting of outside professional fees for services rendered on behalf of the Company).  These payments by Kuboo were treated as a contribution by Kuboo to our capital.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	May 15, 2013	By:	/s/John P. Venners
John P. Venners, President and Director (Principal executive and financial officer)

10