Form 10-Q
period 2013-06-30
NORTHSIGHT CAPITAL, INC.
filed 2013-08-19
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 19, 2013
Common Capital Voting Stock, $0.001 par value per share	12,500,000 shares

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

June 30, 2013

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Unaudited Condensed Financial Statements	7

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	-	2,363
Total Current Assets	-	2,363
Total Assets	$-	$2,363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$66,041	$64,153
Total Current Liabilities	66,041	64,153
Total Liabilities	66,041	64,153

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding	-	-
Common stock - 100,000,000 shares authorized having a par value of $.001 per share; 12,500,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	12,500	12,500
Subscription receivable	(50,000)	(50,000)
Additional paid-in capital	697,735	680,483
Accumulated deficit during the development stage	(726,276)	(704,773)
Total Stockholders' Deficit	(66,041)	(61,790)
Total Liabilities and Stockholders' Deficit	$-	$2,363

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From
					Inception (May 21,
	For the Three Months Ended		For the Six Months Ended		2008) Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
General administrative	497	1,525	1,679	1,525	62,120
Business plan development - related party	-	-	-	-	10,000
Consulting expense - related party	-	-	-	-	380,350
Executive compensation - related party	-	-	-	-	5,100
Professional fees	8,421	9,469	19,824	13,719	233,613
Rent - related party	-	-	-	-	38,200
Research and development - related party	-	-	-	-	10,850
Travel	-	-	-	-	11,112
Total operating expenses	8,918	10,994	21,503	15,244	751,345
Other Income (Expenses)
Interest expense	-	-	-	-	(2,699)
Forgiveness of debt	-	-	-	-	27,768
Total Other Income (Expenses)	-	-	-	-	25,069

Net Loss Before Income Taxes	(8,918)	(10,994)	(21,503)	(15,244)	(726,276)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(8,918)	$(10,994)	$(21,503)	$(15,244)	$(726,276)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,500,000	12,500,000	12,500,000	12,500,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
			(May 21, 2008)
	For the Six Months ended		Through
	June 30,		June 30,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(21,503)	$(15,244)	$(726,276)
Adjustments to reconcile net loss to net cash used in operating activities:

Gain on forgiveness of debt	-	-	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	17,252	16,210	78,126
Warrants issued for payment of services	-	-	10,900
Changes in operating assets and liabilities:
Prepaid expenses	2,363	-	-
Accounts payable and accrued expenses	1,888	(966)	93,809
Accounts payable - related party	-	-	90,427
Interest payable - related party	-	-	2,699
Net Cash Used In Operating Activities	-	-	(468,083)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	-	336,000
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	-	65,000
Payments on notes payable	-	-	(55,000)
Proceeds from notes payable - related party	-	-	29,340
Payments to notes payable - related party	-	-	(29,251)
Net Cash Provided by Financing Activities	-	-	468,083
Net Increase (Decrease) In Cash	-	-	-
Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Activities:
Conversion of debt to equity	$-	$-	$26,681
Forgiveness of debt by principal owner credited to additional paid-in capital	$-	$-	$93,215
Subscription receivable from Parent company	$-	$-	$50,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six month period ended June 30, 2013, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2013, Kuboo, Inc. (f/k/a Safe Communications, Inc. (“Kuboo”), Northsight Capital’s parent company, paid $17,252 on behalf of the Company in payment of Company obligations and operating expenses, consisting primarily of professional fees related to being a public company.   These payments were treated as a contribution by Kuboo to the capital of the Company.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

We had no operations during the quarterly period ended June 30, 2013, nor do we have operations as of the date of this filing. We reported no sales during the three month periods ended June 30, 2013 and 2012. For the three months ended June 30, 2013 and 2012, we incurred operating expenses of approximately $8,918 and $10,994, respectively, a decrease of approximately $2,100.  The approximate $2,100 decrease in operating expenses was due to the decrease in professional fees due to the timing of the audit in 2012 and general administrative expenses.  For the three months ended June 30, 2013 and 2012, the Company reported a net loss of $8,918 and $10,994, respectively, a decrease of approximately $2,100.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

We had no operations during the six month period ended June 30, 2013, nor do we have operations as of the date of this filing. We reported no sales during the six month periods ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, we incurred operating expenses of approximately $21,503 and $15,244, respectively, an increase of approximately $6,300.  The approximate $6,300 increase in operating expenses was mainly due to the increase in professional fees.  For the six months ended June 30, 2013 and 2012, the Company reported a net loss of $21,503 and $15,244, respectively, an increase of approximately $6,300.

Liquidity and Capital Requirements

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be provided by our parent company or we may raise funds from third parties, either in the form of debt or equity.  During the six month period ended June 30, 2013, Kuboo paid obligations and expenses of $17,252 (consisting of outside professional fees for services rendered on behalf of the Company).  These payments by Kuboo were treated as a contribution by Kuboo to our capital.

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

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	August 19, 2013	By:	/s/John P. Venners
John P. Venners, President and Director (Principal executive and financial officer)

10