Form 10-Q
period 2013-09-30
NORTHSIGHT CAPITAL, INC.
filed 2013-11-19
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X.. No      .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 18, 2013
Common Capital Voting Stock, $0.001 par value per share	12,500,000 shares

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

September 30, 2013

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	-	2,363
Total Current Assets	-	2,363
Total Assets	$-	$2,363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$64,552	$64,153
Total Current Liabilities	64,552	64,153
Total Liabilities	64,552	64,153

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding	-	-
Common stock - 100,000,000 shares authorized having a par value of $.001 per share; 12,500,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	12,500	12,500
Subscription receivable	(50,000)	(50,000)
Additional paid-in capital	707,579	680,483
Accumulated deficit during the development stage	(734,631)	(704,773)
Total Stockholders' Deficit	(64,552)	(61,790)
Total Liabilities and Stockholders' Deficit	$-	$2,363

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception
					(May 21, 2008)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	269	6,275	1,948	7,800	62,389
Business plan develop. - related party	-	-	-	-	10,000
Consulting expense - related party	-	-	-	-	380,350
Executive compensation - related party	-	-	-	-	5,100
Professional fees	8,086	7,531	27,910	21,250	241,699
Rent - related party	-	-	-	-	38,200
Research and develop. - related party	-	-	-	-	10,850
Travel	-	-	-	-	11,112
Total operating expenses	8,355	13,806	29,858	29,050	759,700
Other Income (Expenses)
Interest expense	-	-	-	-	(2,699)
Forgiveness of debt	-	-	-	-	27,768
Total Other Income (Expenses)	-	-	-	-	25,069

Net Loss Before Income Taxes	(8,355)	(13,806)	(29,858)	(29,050)	(734,631)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(8,355)	$(13,806)	$(29,858)	$(29,050)	$(734,631)
Loss per Common Share -
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	12,500,000	12,500,000	12,500,000	12,500,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
			(May 21, 2008)
	For the Nine Months ended		Through
	September 30,		September 30,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(29,858)	$(29,050)	$(734,631)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on forgiveness of debt	-	-	(27,768)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	27,096	29,491	87,970
Warrants issued for payment of services	-	-	10,900
Changes in operating assets and liabilities:
Prepaid expenses	2,363	-	-
Accounts payable and accrued expenses	399	(441)	92,320
Accounts payable - related party	-	-	90,427
Interest payable - related party	-	-	2,699
Net Cash Used In Operating Activities	-	-	(468,083)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	-	336,000
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	-	65,000
Payments on notes payable	-	-	(55,000)
Proceeds from notes payable - related party	-	-	29,340
Payments to notes payable - related party	-	-	(29,251)
Net Cash Provided by Financing Activities	-	-	468,083
Net Increase (Decrease) In Cash	-	-	-
Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Activities:
Conversion of debt to equity	$-	$-	$26,681
Forgiveness of debt by principal owner credited to additional paid-in capital	$-	$-	$93,215
Subscription receivable from Parent company	$-	$-	$50,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine month period ended September 30, 2013, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2013, Kuboo, Inc. (f/k/a Safe Communications, Inc. (“Kuboo”), Northsight Capital’s parent company, paid $27,096 on behalf of the Company in payment of Company obligations and operating expenses, consisting primarily of professional fees related to being a public company.   These payments were treated as a contribution by Kuboo to the capital of the Company.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

We had no operations during the quarterly period ended September 30, 2013, nor do we have operations as of the date of this filing. We reported no sales during the three month periods ended September 30, 2013 and 2012. For the three months ended September 30, 2013 and 2012 we incurred operating expenses of approximately $8,355 and $13,806, respectively, a decrease of approximately $5,500.  The approximate $5,500 decrease in operating expenses was due to the decrease in general and administrative expenses.  For the three months ended September, 2013 and 2012, the Company reported a net loss of $8,355 and $13,806, respectively, a decrease of approximately $5,500.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

We had no operations during the nine month period ended September 30, 2013, nor do we have operations as of the date of this filing. We reported no sales during the nine month periods ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, we incurred operating expenses of approximately $29,858 and $29,050, respectively, an increase of approximately $800.  The approximate $800 increase in operating expenses was mainly due to increased professional fees partially offset by decreased general and administrative expenses.  For the nine months ended September 30, 2013 and 2012, the Company reported a net loss of $29,858 and $29,050, respectively, an increase of approximately $800.

Liquidity and Capital Requirements

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be provided by our parent company or we may raise funds from third parties, either in the form of debt or equity.  During the nine month period ended September 30, 2013, Kuboo paid obligations and expenses of $27,096 (consisting of outside general and administrative expenditures and professional fees for services rendered on behalf of the Company).  These payments by Kuboo were treated as a contribution by Kuboo to our capital.

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

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	November19, 2013	By:	/s/ John P. Venners
John P. Venners, President and Director(Principal executive and financial officer)

9