Form 10-K
period 2013-12-31
NORTHSIGHT CAPITAL, INC.
filed 2014-04-15
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  X . No      .

The estimated aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2013 by non-affiliates of the issuer was $175,000  based on the closing price of the registrant’s common stock on such date. As of April 12, 2014, there were 13,490,396 shares of $.001 par value common stock issued and outstanding (includes 2,426,000 shares sold in private offering and reflects the surrender of 1,675,604 shares on March 24, 2014). See Note 9 Subsequent Events to the financial statements filed herewith.

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

Since our inception on May 21, 2008, through December 31, 2013, we have not generated any revenues and have incurred net losses of $741,649. In May of 2008, our only business activity was the formation of our corporate entity and the development of our business model.  On July 11, 2008, we filed an S-1 Registration Statement with the Securities and Exchange Commission (the “SEC”), and the registration statement became effective on July 18, 2008.

On November 7, 2008, we closed our direct public offering and were able to raise $55,000 as proposed.  The proceeds of the offering enabled us to maintain our operations and working capital requirements for approximately 12 months. During that time, we investigated various financing options and opportunities. No additional business operations have occurred nor has any revenue been generated as of the year ended December 31, 2013.

Currently, we continue to be a shell company within the meaning of applicable U.S. Securities laws.

However, on March 4, 2014, we entered into a non-binding letter of intent to acquire approximately 7,000 marijuana related domain names. We do not intend to engage in the sale or distribution of marijuana or related products.  Instead, the Company plans to operate a website on which third parties can advertise, an online "yellow pages." The consummation of the transactions contemplated by the LOI is subject to satisfaction of various conditions, including negotiation and execution of mutually agreeable definitive documentation, among other conditions. There is no assurance that these transactions will be consummated.

Description of Business

We have been seeking and investigating potential assets, property or businesses to acquire.  As noted above, in March, 2014, we entered into a non-binding letter of intent to acquire approximately 7,000 marijuana related domain names. The consummation of the transactions contemplated by the LOI is subject to satisfaction of various conditions. We have had no material business operations since inception.

Our plan of operation in the near term is to complete the acquisition of the marijuana related domain names and commence business operations.  Since March 3, 2014, we have raised an aggregate of $606,500 from the sale of 2,426,000 shares of common stock at a per share price of $.25.  See Note 9 Subsequent Events to the financial statements included with this Annual Report.

In the event we don’t complete the planned acquisition, our plan of operations for the next 12 months is to: (i) review industries in which we may have an interest; (ii) adopt a business plan regarding any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  Other than the possible domain name acquisition, we are unable to predict when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries in which we may participate.

We are currently preparing to complete the acquisition of the approximate 7,000 domain names, and are not otherwise engaged in any substantive business activity. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company.  If we do not complete the possible domain name acquisition, we would not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we would seek out business opportunities or acquisitions, reorganizations or mergers might include, but not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others.  We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of our current management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other shareholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are issued to them at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

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

We currently have three employees, one of whom is full time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of our parent company, Kuboo, Inc, and are currently provided at no cost.  Because we have had no business, our activities have been limited to keeping us in good standing in the State of Nevada and timely filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Kuboo, Inc. of providing the use of its office and telephone have been nominal.

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

 Not Applicable.

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

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  For information regarding the requirements for resales under Rule 144, see the heading “Rule 144” below.

The following table sets forth, for the periods indicated , the high and low closing quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
High	Low
2012 January 1 – March 31.10	.06
April 1 – June 30.07	.06
July 1 - September 30.07	.07
October 1 – December 31.07	.07

2013 January 1 - March 31.07	.06
April 1 – June 30.21	.06
July 1- September 30.22	.15
October 1 – December 31.15	.06

These prices were obtained from the Yahoo! Finance and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

At April 1, we had approximately 64 shareholders of record, not including an indeterminate number of holders who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

The unregistered securities were sold by us during the last three years ended December 31, 2013:

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

During August, 2011, we issued our parent company, Safe Communications, Inc.( n/k/a Kuboo, Inc.), warrants to purchase 1,225,000 shares of our common stock, at an exercise price of $.20 per share, in full satisfaction of its having paid $10,900 in expenses we incurred.

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

(B)           Either:

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation in the near term is to complete the acquisition of the marijuana related domain names and commence business operations.  Since March 3, 2014, we have raised an aggregate of $606,500 from the sale of 2,426,500 shares of common stock at a per share price of $.25.  See Note 9 Subsequent Events to the financial statements included with this Annual Report.

In the event we don’t complete the planned acquisition, our plan of operation for the next 12 months is to: (i)  consider a possible acquisition of a going concern, including the possibility of engaging in a transaction with our parent company, (ii) adopt a business plan for any acquired business, and (iii) upon completion of an acquisition and funding, to commence the business operations of the acquired business.

During the next 12 months, provided we do not complete the planned acquisition during such period, our only foreseeable cash requirements will relate to maintaining our good standing as a corporation in our state of organization; the payment of our Exchange Act reporting filing expenses, including associated legal and accounting fees; and costs incident to reviewing or investigating any potential business venture.  We may have to raise additional funds during the next 12 months to fund our basic operating expenses.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NCAP.OB.

Liquidity and Capital Resources

At December 31, 2013 we had no cash on hand.  As of April 2014, we have approximately $550,000 in cash or cash equivalents on hand, representing proceeds from the recent sales of our common stock. If additional funds are required, such funds may be provided by our parent company (which is currently experiencing a shortage of capital) or we may raise funds from third parties, either in the form of debt or equity.  We may not be able to raise the funds we need to sustain our planned business operations.  During 2013, Kuboo, Inc., the Company’s parent, paid $36,936 to outside professionals and other service providers for services rendered to the Company. These payments were treated as a contribution to our capital by Kuboo.

Results of Operations

We had no operations during the year ended December 31, 2013, and we currently have only limited operations as of the date of this filing.  We reported no sales for the years ended December 31, 2013 and 2012.  For the years ended December 31, 2013 and 2012, we incurred operating expenses of $41,376 and $41,038.

During the year ended December 31, 2013, we had forgiveness of debt of $4,500 related to the settlement accounts payable.

For the year ended December 31, 2013, net loss decreased by $4,162 to $36,876 from $41,038 reported for the year ended December 31, 2012, a decrease of approximately 10%.   This decrease in net loss was attributable to the forgiveness of debt.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the year ended December 31, 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northsight Capital, Inc. [a development stage company]

We have audited the accompanying balance sheets of Northsight Capital, Inc. [a development stage company] as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012, and for the period from inception [May 21, 2008] through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northsight Capital, Inc. [a development stage company] as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years ended December 31, 2013 and 2012, and for the period from inception through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from inception through December 31, 2013. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 15, 2014

NORTHSIGHT CAPITAL, INC.

 (A Development Stage Company)

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$-	$-
Prepaid Expenses	-	2,363
Total Current Assets	-	2,363
Total Assets	$-	$2,363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$61,730	$64,153
Total Current Liabilities	61,730	64,153
Total Liabilities	61,730	64,153

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding

	-	-
Common stock - 100,000,000 shares authorized having a par value of $.001 per share; 12,500,000 shares issued and outstanding as of December 31, 2013 and 2012

	12,500	12,500
Subscription receivable	(50,000)	(50,000)
Additional paid-in capital	717,419	680,483
Accumulated deficit during the development stage	(741,649)	(704,773)
Total Stockholders' Deficit	(61,730)	(61,790)
Total Liabilities and Stockholders' Deficit	$-	$2,363

The accompanying notes are an integral part of these financial statements

NORTHSIGHT CAPITAL, INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

			From Inception
			(May 21, 2008)
			Through
	Years Ended December 31,		December 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating Expenses:
General administrative	5,561	7,987	66,002
Business plan development - related party	-	-	10,000
Consulting expense - related party	-	-	380,350
Executive compensation - related party	-	-	5,100
Professional fees	35,815	33,051	249,604
Rent - related party	-	-	38,200
Research and development - related party	-	-	10,850
Travel	-	-	11,112
Total operating expenses	41,376	41,038	771,218
Other Income (Expenses)
Interest expense	-	-	(2,699)
Forgiveness of debt	4,500	-	32,268
Total Other Income (Expenses)	4,500	-	29,569

Net Loss Before Income Taxes	(36,876)	(41,038)	(741,649)
Provision for Income Taxes	-	-	-
Net Loss	$(36,876)	$(41,038)	$(741,649)

Weighted Average Number of Common Shares
Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)
Outstanding - Basic and Diluted	12,500,000	12,500,000

The accompanying notes are an integral part of these financial statements

NORTHSIGHT CAPITAL, INC.

 (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit During Development Stage	Total

May 21, 2008 - Issuance of common stock for cash on organization of the Company	250,000	$ 250	$ 7,250	$ -	$ -	$ 7,500

Issuance of common stock for professional fees	33,333	33	9,967	-	-	10,000

Donated capital	-	-	100	-	-	100

Issuance of common stock for cash, net of offering costs	183,334	184	49,816	-	-	50,000

Net loss for the year ended December 31, 2008	-	-	-	-	(128,877)	(128,877)

Balance, December 31, 2008	466,667	467	67,133	-	(128,877)	(61,277)

Net loss for the year ended December 31, 2009	-	-	-	-	(151,952)	(151,952)

Balance, December 31, 2009	466,667	467	67,133	-	(280,829)	(213,229)

Common stock issued for settlement of debt	476,667	477	9,523	-	-	10,000

Contributed capital	-	-	121,894	-	-	121,894

Forgiveness of debt by officer	-	-	93,215	-	-	93,215

Reverse stock split, one-for-three	1,063	-	-	-	-	-

Net loss for the year ended December 31, 2010	-	-	-	-	(22,356)	(22,356)

Continued on next page

Continued from previous page

Balance, December 31, 2010	944,397	944	291,765	-	(303,185)	(10,476)

Common shares issued for cash and settlement related party debt	1,555,603	1,556	43,625	-	-	45,181

Common shares issued for cash	10,000,000	10,000	240,000	-	-	250,000

Contributed capital	-	-	19,845	-	-	19,845

Subscription receivable from Parent company	-	-	50,000	(50,000)	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	(360,550)	(360,550)

Balance, December 31, 2011	12,500,000	12,500	645,235	(50,000)	(663,735)	(56,000)

Contributed capital	-	-	35,248	-	-	35,248

Net loss for the year ended December 31, 2012	-	-	-	-	(41,038)	(41,038)

Balance, December 31, 2012	12,500,000	$ 12,500	$ 680,483	$ (50,000)	$ (704,773)	$ (61,790)

Contributed capital	-	-	36,936	-	-	36,936

Net loss for the year ended December 31, 2013	-	-	-	-	(36,876)	(36,876)

Balance, December 31, 2013	12,500,000	$ 12,500	$ 717,419	$ (50,000)	$ (741,649)	$ (61,730)

The accompanying notes are an integral part of these financial statements

NORTHSIGHT CAPITAL, INC.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception (May 21, 2008) Through
	Years ended December 31,		December 31,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(36,876)	$(41,038)	$(741,649)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(4,500)	-	(32,268)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	36,936	35,248	97,810
Warrants issued for payment of services	-	-	10,900
Changes in operating assets and liabilities:
Prepaid Expense	2,363	(2,363)	-
Accounts payable and accrued expenses	2,077	8,153	93,998
Accounts payable - related party	-	-	90,427
Interest payable - related party	-	-	2,699
Net Cash Used In Operating Activities	-	-	(468,083)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	-	336,000
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	-	65,000
Payments on notes payable	-	-	(55,000)
Proceeds from notes payable - related party	-	-	29,340
Payments to notes payable - related party	-	-	(29,251)
Net Cash Provided by Financing Activities	-	-	468,083
Net Increase (Decrease) In Cash	-	-	-
Cash, Beginning of Year	-	-	-
Cash, End of Year	$-	$-	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Activities
Conversion of debt to equity	$-	$-	$26,681
Subscription receivable from Parent company	$-	$-	$50,000
Forgiveness of debt by principal owner credited to additional paid-in capital	$-	$-	$93,215

The accompanying notes are an integral part of these financial statements

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

1.

Nature of operations

Northsight Capital Inc. (“Northsight” or “the Company”) is a development stage company incorporated in the State of Nevada on May 21, 2008. The Company was originally formed to engage in the business of marketing, developing, and producing unique, proprietary water products.  Northsight’s original intended line of enhanced bottled waters was based upon the experience and expertise of its founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008, the Company commenced its development stage operations, and had no significant assets.  The Company abandoned the proprietary bottled water business in 2010.  In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result became its parent company. See Note 4 for more detail. Subsequent to December 31, 2013, the Company has entered into a non-binding letter of intent to acquire approximately 7,000 marijuana related internet domain names.  The consummation of this transaction is subject to satisfaction of a number of conditions.  See Note 9, Subsequent Events.

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

Income Taxes

The Company’s taxable income or loss is included in the consolidated income tax returns of the Company’s parent. Current and deferred income taxes are allocated to the members of the consolidated group as if each member were a separate taxpayer. The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2009. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the years ended December 31, 2013 and 2012.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying financial statements at December 31, 2013 and 2012.

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

The calculation of diluted net loss per share excludes 1,225,000 warrants as of December 31, 2013 and 2012, since their effect is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

The Company does not expect the adoption of new accounting pronouncements to have a material effect on its financial statements and disclosures.

3.

Liquidity and Going Concern

The Company is a development stage enterprise and has accumulated operating losses since inception (May 2008) of $741,649, and has had negative cash flows from operating activities during the period from inception (May 2008) through December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In March, 2014, the Company raised $606,500 from the sale of 2,426,000 shares of common stock at a per share price of $.25.  See Note 9, Subsequent Events.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Since the Company recently raised capital through the sale of equity, the Company has cash available for the payment of operating expenses for the near term. Management plans to fund continued operations of the Company by eventually generating profits from operations and raising sufficient capital through placement of additional shares of its common stock or issuance of debt securities.

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

Related Party Transactions

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

Effective May 31, 2011, the Company also entered into a Principal Shareholders Agreement with each of the Principal Shareholders dated as of May 27, 2011 (“PSA”), under which the Company agreed to make payments to the Principal shareholders in the aggregate amount of $250,000, in consideration of the Principal Shareholders’ undertakings in the SPA, including but not limited to their agreement to indemnify the Buyer in connection with the stock purchase contemplated in the SPA.  If the Buyer makes the additional $50,000 payment referenced above, then the Company is required to pay such additional $50,000 to the Principal Shareholders in accordance with the PSA. The Company has not received any additional payment from the Buyer. Although the Company believes that it is not required to make the additional $50,000 payment to the Principal Shareholders until it receives such payment from the Buyer, the Company has recorded a corresponding liability in the amount of $50,000.  Each of the Principal Shareholders was a significant shareholder of the Company, and, in addition, at the time of execution of the PSA, Messrs. Howells, Bassham and Jenson were directors of the Company, Mr. Howells was President and Mr. Bassham was Treasurer and Secretary.

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

Since May 31, 2011, the date a change in control occurred, the Company has occupied office space at the corporate office of its parent company, Safe Communications, Inc. (n/k/a Kuboo, Inc.) (sometimes hereinafter referred to as “Kuboo”), which is provided at no cost.  Kuboo incurs no incremental costs in providing this office space to the Company.  At December 31, 2013, there was no amount in accounts payable due to Kuboo.

During the year ended December 31, 2013 and 2012, Kuboo paid $36,936 and $35,248 respectively on behalf of the Company in payment of the Company’s operating expenses, consisting primarily of professional and other fees related to being a public company. These payments were treated as a contribution to the capital of the Company.

5.

Stockholders’ Equity

During the years ended December 31, 2013 and 2012, there have been no issuances of common stock.

6.

Warrants and Options

At December 31, 2013, there were 1,225,000 warrants outstanding to purchase a like number of shares of the Company’s common stock at an exercise price of $0.20 per share.  These warrants have a term of three years and were issued in connection with the payment of certain Company expenses by Kuboo during the third quarter ended September 30, 2011.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2013 and 2012 and changes during the period then ended is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2012	$1,225,000	$.20
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2012	1,225,000.20

Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2013	$1,225,000	$.20
Exercisable	$1,225,000	$.20

Outstanding
Range of Exercise Prices	Number outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Exercisable Number Exercisable at December 31,2013
$0.20	1,225,000	0.75	1,225,000
	1,225,000		1,225,000

The intrinsic value of the warrants was $0 as of December 31, 2013 and 2012.

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

At December 31, 2013 and 2012, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $486,000 and $449,000, respectively. These losses are available for future years and expire through 2033.  Pursuant to Internal Revenue Code Section 382, utilization of these losses may be severely or completely limited due to more than 50% ownership changes in 2011 and 2010.

The deferred tax asset at December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Deferred tax asset:
Net operation loss carry-forward	$170,070	$157,163
Total deferred tax assets	170,070	157,163
Less: valuation allowance	(170,070)	(157,163)
Net deferred tax asset	$-	$-

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of approximately $486,000 and $449,000 at December 31, 2013 and 2012, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of approximately $13,000 is primarily attributable to the Company’s net operating loss during the year ended December 31, 2013.

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	2013	2012
Federal statutory rate	35%	35%
State taxes, net of federal benefit	0.00%	0.00%
Expected provision of income taxes	35%	35%
Less: valuation allowance	35%	35%
Provision for income taxes	-	-

The components of the income tax provision for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	(12,907)	(14,363)
Benefits of operating less carry forward	12,907	14,363
Total deferred	-	-

Total income tax provision	$-	$-

8.

Office Lease

The Company currently occupies office space at the corporate office of Kuboo, which is provided at no cost.  Kuboo incurs no incremental costs in providing this office space to the Company.  For the years ended December 31, 2013 and 2012, the Company reported rental expense of $-0-.

9.

Subsequent Events

On March 4, 2014, we entered into a non-binding letter of intent to acquire approximately 7,000 marijuana related domain names. We do not intend to engage in the sale or distribution of marijuana or related products.  Instead, the Company plans to operate a website on which third parties can advertise, an online "yellow pages." The consummation of the transactions contemplated by the LOI is subject to satisfaction of various conditions, including negotiation and execution of mutually agreeable definitive documentation, among other conditions. There is no assurance that these transactions will be consummated.

Between March 3 and April 1, 2014, the Company raised an aggregate of $606,500 from the sale of 2426,000 shares of common stock at a per share price of $.25. In connection with the sale of these securities, the company incurred finder’s fees of approximately $60,000 which will be satisfied through the issuance of approximately 240,000 shares of common stock.

On April 9, 2014, the Company entered into an agreement with the Principal Shareholders and Kuboo pursuant to which (i) the Principal Shareholders released the Company and Kuboo from any obligation to pay them an additional $50,000 under the PSA or SPA (or otherwise), (ii) the Company released Kuboo from any obligation under the SPA to pay to the Company the additional $50,000 specified in the SPA, (iii) the Principal Shareholders agreed to surrender 1,675,604 shares of the Company’s common stock to the Company for cancellation, (iv) the Principal Shareholders released the Company from any obligation to register the Company’s common shares pursuant to section 10.2 of the SPA or otherwise, and (v) the Company agreed to include on a piggyback basis an aggregate of 300,000 shares of common stock on each of the next two Securities Act registration statements that the Company files (an aggregate of 600,000 shares of common stock).

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

Our President and Secretary/Treasurer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992).  Based on this evaluation, our President and Secretary/Treasurer, concluded that, as of December 31, 2013, our internal control over financial reporting was not effective, based on having insufficient resources to establish an effective control environment during 2013.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officer/director and his respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
John P. Venners	62	President, Treasurer and Director	May 31, 2011*

*Mr. Venners resigned on March 24, 2014.  On the same date, John Gorman succeeded Mr. Venners as President and sole Director of the Company. See Form 8-K Current Report filed on March 24, 2014.

Background and Business Experience

John P. Venners. Since May, 2011, Mr. Venners has been our President, Treasurer and a director.  In addition, Mr. Venners has, since May and February, 2011, served as Treasurer and director (respectively) of NCAP Security Systems, Inc., a subsidiary of Kuboo, Inc., which had been developing a corporate security business.  Since September, 2010, Mr. Venners has been President, CEO, and a director of Kuboo, Inc., an internet portal company which is focused on the development of child safe email and web text communications.  Since January, 2008, Mr. Venners has served as President of BioEcoTek – Hawaii, a company engaged in the waste-to-energy business.  In June, 2009, Mr. Venners founded and has since been President of Harbor Energy Capital, a renewable energy consulting business. Prior to January, 2008 and since 1976, Mr. Venners was President of Venners and Company, Ltd., a Washington D.C based energy consulting firm. Mr. Venners has more than 35 years of experience in developing and managing private and public companies. He began his business career after working at the White House Office of Emergency Preparedness during the 1973-74 national crises. He was co-founder of KFX, Inc. which traded on the NYSE. In addition, he teamed up with Sumitomo Corp to introduce new, innovative technologies to the North American market. Venners founded and managed numerous entities involved in international trade. He has been quoted on numerous occasions, including in the Wall Street Journal, Business Week, the New York Times, the Washington Post, and has traveled the world extensively on behalf of his various business ventures.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2013, there were no untimely filings of Section 16(a) reports.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2013 or 2012. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John P. Venners (1)	12/31/13	0	0	0	0	0	0	0	0
	12/31/12	0	0	0	0	0	0	0	0

(1)

Mr. Venners became a director on May 31, 2011.  Mr. Venners resigned on March 24, 2014.  On the same date, John Gorman succeeded Mr. Venners as President and sole Director of the Company. See Form 8-K Current Report filed on March 24, 2014.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2013.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of December 31, 2013 and (ii) members of our management as of March 30, 2014.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 12,500,000 shares of common stock outstanding at that date.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Kuboo, Inc. 7740 East Evans Road Scottsdale, Arizona 85260	Common Stock	10,000,000	Direct	80%

Travis T. Jenson 4685 South Highland Drive, Suite 202 Salt Lake City, Utah 84117	Common Stock	700,778 408,111	Direct Indirect [1]	5.6% 3.3%

Thomas J. Howells 4685 South Highland Drive, Suite 202 Salt Lake City, Utah 84117	Common Stock	700,778 408,111	Direct Indirect[1]	5.6% 3.3%

Kelly Trimble 4685 South Highland Drive, Suite 207 Salt Lake City, Utah 84117	Common Stock	758,604	Direct	6.1%

(1)  These shares are held of record by Jenson Services, Inc., of which Travis T. Jenson and Thomas J. Howells are officers and directors.

Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
John P. Gorman 7740 East Evans Road Scottsdale, Arizona 85260	Common Stock	-0-	(1)	(1)

John P. Venners may be deemed to be the beneficial owner of the company shares held by Kuboo, Inc., as he is President and a director of Kuboo, Inc.  See the heading “Beneficial Owners” of this Item above regarding the ownership of shares of our common stock by Kuboo, Inc.

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

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company, except that our parent company has pledged its shares of our common stock as collateral for a loan. In addition, if we consummate the planned acquisition of the approximate 7,000 domain names, there will be a resulting change of control of the Company. There are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

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

Since May 31, 2011, the Company has occupied office space at the corporate office of its parent company, Kuboo, Inc. (“ Kuboo”), which is provided at no cost. Kuboo incurs no incremental costs in providing this office space to the Company.  At December 31, 2013, there was no amount in accounts payable due to Kuboo.

During 2011, we issued 1,225,000 warrants to Kuboo, to purchase a like number of our shares of common stock at an exercise price of $0.20 per share.  These warrants were issued for reimbursement of expenses ($10,900) paid by Kuboo on our behalf.

Since May, 2011, Kuboo has paid approximately $92,029 in Company related expenses.  These payments have been treated as a contribution to the Company’s capital.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

Our parent company, Kuboo, Inc., owns 10 million shares of our common stock, constituting 80% of our issued and outstanding common stock.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$11,300	$9,680
Audit related Fees	-	-
Tax Fees	-
All other Fees	-	-
Total Fees	$11,300	$9,680

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the year ended December 31, 2013 contained in Item 8 above which are incorporated herein by this reference.

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

NORTHSIGHT CAPITAL, INC.

Date:	4/15/2014	By:	/s/John Gorman
John Gorman, President and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHSIGHT CAPITAL, INC.

Date:	4/15/2014	By:	/s/ John Gorman
John Gorman, President and Sole Director