Form 10-Q
period 2014-03-31
NORTHSIGHT CAPITAL, INC.
filed 2014-05-20
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X .. No      .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 9, 2014
Common Capital Voting Stock, $0.001 par value per share	17,550,196 shares

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

March 31, 2014

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Unaudited Condensed Financial Statements	7

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$393,250	$-
Prepaid expenses	1,145	-
Total Current Assets	394,395	-

Web Development Costs, net of $-0- amortization	75,000	-
Domain Registrations, net of $-0- amortization	81,000	-
Total Assets	$550,395	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$64,087	$61,730
Total Current Liabilities	64,087	61,730
Total Liabilities	64,087	61,730

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding	-	-
Common stock - 100,000,000 shares authorized having a par value of $.001 per share; 15,023,800 and 12,500,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	15,024	12,500
Subscription receivable	(50,000)	(50,000)
Additional paid-in capital	1,307,716	717,419
Accumulated deficit during the development stage	(786,432)	(741,649)
Total Stockholders' Deficit	486,308	(61,730)
Total Liabilities and Stockholders' Deficit	$550,395	$-

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
			(May 21, 2008)
	For the Three Months Ended		Through
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenues	$-	$-	$-

Operating Expenses:
General administrative	12,064	1,182	78,066
Business plan development - related party	-	-	10,000
Consulting expense - related party	-	-	380,350
Executive compensation - related party	-	-	5,100
Professional fees	32,648	11,403	282,252
Rent - related party	-	-	38,200
Research and development - related party	-	-	10,850
Travel	-	-	11,112
Total operating expenses	44,712	12,585	815,930
Other Income (Expense)
Interest expense	(71)	-	(2,770)
Forgiveness of debt	-	-	32,268
Total Other Income (Expense)	(71)	-	29,498

Net Loss Before Income Taxes	(44,783)	(12,585)	(786,432)
Provision for Income Taxes	-	-	-
Net Loss	$(44,783)	$(12,585)	$(786,432)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	12,977,489	12,500,000
Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
			(May 21, 2008)
			Through
	Three Months Ended March 31,		March 31,
	2014	2013	2014
Cash Flows From Operating Activities
Net loss	$(44,783)	$(12,585)	$(786,432)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on forgiveness of debt	-	-	(32,268)
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	71	10,820	97,881
Warrants issued for payment of services	-	-	10,900
Changes in operating assets and liabilities:
Prepaid expenses	(1,145)	1,182	(1,145)
Accounts payable and accrued expenses	2,357	583	96,355
Accounts payable - related party	-	-	90,427
Interest payable - related party	-	-	2,699
Net Cash Used In Operating Activities	(43,500)	-	(511,583)
Cash Flows From Investing Activities
Purchase of web development costs	(75,000)	-	(81,000)
Purchase of domain registrations	(81,000)	-	(75,000)
Net Cash Used in Investing Activities	(156,000)	-	(156,000)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	592,750	-	928,750
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	-	65,000
Payments on notes payable	-	-	(55,000)
Proceeds from notes payable - related party	-	-	29,340
Payments to notes payable - related party	-	-	(29,251)
Net Cash Provided by Financing Activities	592,750	-	1,060,833
Net Increase In Cash	393,250	-	393,250
Cash, Beginning of Period	-	-	-
Cash, End of Period	$393,250	$-	$393,250
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Activities
Conversion of debt to equity	$-	$-	$26,681
Forgiveness of debt by principal owner credited to additional
paid-in capital	$-	$-	$93,215
Subscription receivable from Parent company	$-	$-	$50,000
Issuance of common stock for Finder’s Fee on common stock sales	$24,450	$-	$24,450

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three month period ended March 31, 2014, are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY/GOING CONCERN

The Company is a development stage enterprise and has accumulated operating losses since inception (May 2008) and has had negative cash flows from operating activities since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 4 - WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

During the three months ended March 31, 2014, the Company incurred $75,000 towards the development of a website on which third parties can advertise the sale or distribution of cannabis related products: an online “yellow pages.”  The Company also incurred $81,000 towards the purchase of rights for internet domain names.   The Company does not intend to engage in the sale or distribution of marijuana or related products.

NOTE 5 - EQUITY

During the three months ended March 31, 2014, the Company sold 2,426,000 shares of its common stock for $592,750 in cash proceeds (net of legal expenses of $13,750). The Company incurred a finder’s fee of $24,450, which the company has satisfied through the issuance of 97,800 shares of common stock.

NOTE 6 - SUBSEQUENT EVENTS

In May 2014, the Company entered into an asset purchase agreement to acquire approximately 7,500 cannabis-related internet domain names in exchange for which the Company will:

a)

Issue 78.5 million shares of the Company’s restricted common stock;

b)

Issue a promissory note in the principal of $500,000, which will bear interest at the rate of 3.25% per annum and be payable as follows:  upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 shall be paid, and the Company shall pay the remaining balance of $400,000 in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue; and

c)

Pay a monthly royalty equal to the product of (i) six percent (6%) and (ii) the excess of the gross monthly revenue over $150,000.  The royalty payment shall be payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000.

The Company will receive consulting services from the seller of the domain names, for which the Company shall pay the seller $9,500 per month, for a period of twelve months.  The seller is also entitled to “piggyback” registration rights on the next Securities Act registration statement filed by the Company, with respect to eight million shares of common stock being issued to the seller.  The Company shall bear all registration expenses of such piggyback registrations, other than underwriting discounts and commissions and any legal fees incurred by the seller.

In April 2014, the Company entered into an agreement with certain of its shareholders (“Principal Shareholders”) and Kuboo.  By way of background, in May 2011, the Company, Kuboo and the Principal shareholders entered into a Stock Purchase Agreement (“SPA”) and the Company and the Principal Shareholders entered into a Principal Shareholders Agreement (“PSA”).  Under the April 2014 agreement, (i) the Principal Shareholders released the Company and Kuboo from any obligation to pay them an additional $50,000 under the PSA or SPA (or otherwise), (ii) the Company released Kuboo from any obligation under the SPA to pay to the Company the additional $50,000 specified in the SPA, (iii) the Principal Shareholders agreed to surrender 1,675,604 shares of the Company’s common stock to the Company for cancellation (iv) the Principal Shareholders released the Company from any obligation to register the Company’s common stock shares pursuant to section 10.2 of the SPA or otherwise, and (v) the Company agreed to include on a piggyback basis an aggregate of 300,000 shares of common stock on each of the next two Securities Act registration statements the Company files (an aggregate of 600,000 shares of common stock).

Effective, April 9, 2014, the Principal Shareholders surrendered to the Company for cancellation 1,675,604 shares of the Company’s common stock in accordance with the April 2014 Agreement described above.

On April 14, 2014, the Company issued an aggregate of 3,730,000 restricted shares of its common stock solely to “accredited investors,” within the meaning of regulation D under the Securities Act of 1933, as amended. These shares of the Company’s common stock were issued to the shareholders of NCAP Security Systems, Inc. (other than Kuboo, Inc., its parent company), in exchange for an equal number of shares of NCAP Security Systems, Inc. The Company’s common shares were issued in full and complete satisfaction of any and all amounts that could be claimed in relation to the shareholders’ investment in NCAP Security Systems, Inc.

In April, 2014, the Company received $90,000 from the exercise of outstanding warrants to purchase 450,000 shares of common stock, at an exercise price of $.20 per share.

In April, 2014, the Company paid an additional finder’s fee $5,500, related to its issuances of common stock.  The Company satisfied this fee through the issuance of 22,000 shares of its common stock.

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

Plan of Operations

We commenced limited operations during the quarterly period ended March 31, 2014. Our operating related activities have increased since March 31, 2014. We have raised capital of $592,750 (net of legal expenses of $13,750) during the quarter ended March 31, 2014, hired employees, and entered into various agreements, including to develop our website and to acquire approximately 7,500 internet domain names.

Our plan of operation in the near term is to complete the acquisition of the marijuana related domain names and expand our business operations.  During the quarter ended March 31, 2014, we raised an aggregate of $592,750 (net of legal expenses of $13,750) from the sale of 2,426,000 shares of common stock at a per share price of $0.25.  Subsequent to March 31, 2014, we received an additional $90,000 from the exercise of warrants to purchase 450,000 shares of common stock at a per share price of $0.20. See Note 6 - Subsequent Events to the financial statements included with this Report.

In the event we do not complete the planned acquisition, our plan of operation for the next 12 months is to: (i) consider a possible acquisition of a going concern, including the possibility of engaging in a transaction with our parent company, (ii) adopt a business plan for any acquired business, and (iii) upon completion of an acquisition and funding, to commence the business operations of the acquired business.

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

Results of Operations

Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

We reported no sales during the three month periods ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013 we incurred operating expenses of $44,712 and $12,585, respectively, an increase of approximately $32,000.  Approximately $21,000 of this increase was caused by increased legal and professional expenses, SEC compliance matters and the negotiation of various Company agreements.  The remaining increase of approximately $11,000 was due to increased SEC filing fees, increased travel expenses and other general and administrative expenses.  For the three months ended March 31, 2014 and 2013, the Company reported a net loss of $44,783 and $12,585, respectively, a change of approximately $32,000.  We expect our operating activities and expenses to continue to increase substantially in the coming quarters, as we continue to ramp up our business activity.

Liquidity and Capital Requirements

 As of May 13, 2014, we had approximately $390,000 in cash on hand. We believe that these funds, coupled with operating cash flow we expect to generate during the second half of 2014, should be sufficient to enable us to fund our business operations through the remainder of calendar 2014.  If we do not realize the operating cash flow we are expecting, then we will likely need to raise additional funds during the later part of 2014.  If additional funds are required, we may raise funds from third parties, either in the form of debt or equity.  If we are unable to raise additional required funds, there will be a material adverse effect on our planned business as we will have to scale back the implementation of our business plan.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

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

Under the supervision and with the participation of our management, including our President and Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Secretary/Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, we hired a CPA as a part-time employee to oversee our books and records, as well as our internal accounting function.  Otherwise, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits

Identification of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)

10.1	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)

10.2	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

10.3	Agreement between the Company, Kuboo, Inc and the Principal Shareholders, dated as of April 9, 2014*

10.4	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (5)

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.

(2) Filed as an Exhibit 4.1 to our Form 10Q filed November 21, 2011 and incorporated herein by reference.

(3) Filed as an Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference.

(4) Filed as an Exhibit 10.2 to our Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference.

(5) Filed as an Exhibit 4.01 to our Current Report on Form 8-K filed on May 7, 2014 and incorporated herein by reference

*Filed herewith

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	May 20, 2014	By:	/s/John Gorman
John Gorman, President and Sole Director