Form 10-Q/A
period 2014-03-31
NORTHSIGHT CAPITAL, INC.
filed 2014-05-21
CIK 1439397

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Northsight Capital, Inc. for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	05/21/14	By:	/s/John Gorman
John Gorman, President and Director

Date:	05/21/14	By:	/s/ John Gorman
John Gorman, Secretary/Treasurer, Director

EXHIBIT INDEX

Exhibit No.	Description
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

5