Form 10-Q
period 2014-06-30
NORTHSIGHT CAPITAL, INC.
filed 2014-08-19
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(480) 385-3893
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 14, 2014
Common Capital Voting Stock, $0.001 par value per share	98,178,196 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

June 30, 2014

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2014
	(unaudited)	December 31, 2013

ASSETS
Current Assets
Cash	$258,175	$-
Prepaid expenses	22,000	-
Total Current Assets	280,175	-

Property and equipment, net of $-210- depreciation	4,005	-
Web Development Costs, net of $-0- amortization	105,000	-
Domain Registrations, net of $-0- amortization	180,544	-
Total Assets	$569,724	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$15,220	$61,730
Accounts payable and accrued expenses – related party	35,784	-
Notes payable - related party	100,000	-
Total Current Liabilities	151,004	61,730

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding (see Note 11)	-	-
Common stock - 200,000,000 shares authorized having a par value of
$.001 per share; 96,450,196 and 12,500,000 shares issued and
outstanding as of June 30, 2014 and December 31, 2013, respectively	96,450	12,500
Subscription receivable	(20,000)	(50,000)
Additional paid-in capital	2,280,069	717,419
Accumulated deficit during the development stage	(1,937,799)	(741,649)
Total Stockholders' Equity (Deficit)	418,720	(61,730)
Total Liabilities and Stockholders' Equity (Deficit)	$569,724	$-

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception
					(May 21, 2008)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
General administrative	101,534	497	109,668	1,679	175,670
Settlement Expense	932,500	-	932,500	-	932,500
Business plan development - related party	-	-	-	-	10,000
Consulting expense - related party	9,500	-	9,500	-	389,850
Executive compensation	6,000	-	6,000	-	11,100
Professional fees	88,676	8,421	121,324	19,824	370,928
Rent - related party	7,000	-	7,000	-	45,200
Research and development - related party	-	-	-	-	10,850
Travel	3,486	-	7,416	-	18,528
Total operating expenses	1,148,696	8,918	1,193,408	21,503	1,964,626

Loss from operations	(1,148,696)	(8,918)	(1,193,408)	(21,503)	(1,964,626)
Other Income (Expense)
Interest expense	(2,671)	-	(2,742)	-	(5,441)
Forgiveness of debt	-	-	-	-	32,268
Total Other Income (Expense)	(2,671)	-	(2,742)	-	26,827

Net Loss	$(1,151,367)	$(8,918)	$(1,196,150)	$(21,503)	$(1,937,799)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	44,113,549	12,500,000	28,631,530	12,500,000
Loss per Common Share - Basic and Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
			(May 21, 2008)
			Through
	Six Months Ended June 30,		June 30,
	2014	2013	2014
Cash Flows From Operating Activities
Net loss	$(1,196,150)	$(21,503)	$(1,937,799)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation of property and equipment	210	-	210
Gain on forgiveness of debt	-	-	(32,268)
Stock issued for release	932,500	-	932,500
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	71	17,252	97,881
Warrants issued for payment of services	-	-	10,900
Changes in operating assets and liabilities:
Prepaid expenses	(22,000)	2,363	(22,000)
Accounts payable and accrued expenses	(16,560)	1,888	77,438
Accounts payable - related party	63,113	-	153,540
Interest payable - related party	2,671	-	5,370
Net Cash Used In Operating Activities	(236,145)	-	(704,228)
Cash Flows From Investing Activities
Purchase of property and equipment	(4,215)	-	(4,215)
Purchase of web development costs	(105,000)	-	(105,000)
Purchase of domain registrations	(149,265)	-	(149,265)
Net Cash Used In Investing Activities	(258,480)	-	(258,480)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	752,800	-	1,088,800
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	-	65,000
Payments on notes payable	-	-	(55,000)
Proceeds from notes payable - related party	-	-	29,340
Payments to notes payable - related party	-	-	(29,251)
Net Cash Provided by Financing Activities	752,800	-	1,220,883
Net Increase In Cash	258,175	-	258,175
Cash, Beginning of Period	-	-	-
Cash, End of Period	$258,175	$-	$258,175
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Activities
Issuance of common stock for domain names	$31,279	$-	$31,279
Issuance of note payable for domain names	$100,000	$-	$100,000
Cancellation of shares returned to company	$1,676	$-	$1,676
Finders fees settled with stock	$29,950	$-	$29,950
Subscriptions receivable – related party	$30,000	$-	$30,000
Conversion of debt to equity	$-	$-	$26,681
Forgiveness of debt by principal owner credited to additional paid-in capital	$-	$-	$93,215
Subscription receivable from Parent company	$-	$-	$50,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Northsight Capital Inc. (“Northsight” or “the Company”) is a development stage company incorporated in the State of Nevada on May 21, 2008. In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result became its parent company. On June 25, 2014, the Company completed the acquisition of approximately 7500 cannabis related Internet domain names, in exchange for which the Company issued 78.5 million shares of its common stock and a promissory note in the principal amount of $500,000. As a result of this transaction, the seller of the domain names became an 81% stockholder of the Company. See Note 9 - Related Party Transactions.

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six month periods ended June 30, 2014, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company is a development stage enterprise and has accumulated losses of $1,937,799 and has had negative cash flows from operating activities of $704,228 since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information.

NOTE 4 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350.50, during the six months ended June 30, 2014, the Company capitalized $105,000 towards the development of a website on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company also capitalized $180,544 towards the purchase of rights for internet domain names, during the six months ended June 30, 2014. The Company does not intend to engage in the sale or distribution of marijuana or related products. The Company recorded website development expenses of $79,480 which is included in general and administrative expenses during the six months ended June 30, 2014.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. As of the date of these financial statements, the assets have not been put into service. Therefore, the Company recorded no amortization during the six months ended June 30, 2014.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013	Estimated Useful Life
Furniture and equipment	4,215	-	3 years
Total	4,215	-
Less: Accumulated depreciation	(210)	-
	$4,005	$-

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The company recorded depreciation expense of $210 for the six months ended June 30, 2014.

NOTE 6 – NOTES PAYABLE RELATED PARTY

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The note bears interest at the rate of 3.25% per annum and is payable as follows: upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 shall be paid to the note holder. The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue. Since the $400,000 represents a contingency, such amount has not been recorded as debt (see Note 10 - Commitments and Contingencies). The Company incurred interest expense of $2,671 on the note during the three ended June 30, 2014. The note was amended and restated on July 25, 2014. See Note 11 - Subsequent Events.

NOTE 7 - EQUITY

During the three months ended March 31, 2014, the Company sold 2,426,000 shares of its common stock for $592,750 in cash proceeds. The Company incurred a finder’s fee of $24,450, which the company has satisfied through the issuance of 97,800 shares of common stock.

During the three months ended June 30, 2014, the Company sold 400,000 shares of its common stock for $100,000 in gross cash proceeds. The Company incurred a finder’s fee of $5,500, which the company has satisfied through the issuance of 22,000 shares of common stock.

Effective, April 9, 2014, certain shareholders of the Company surrendered to the Company for cancellation 1,675,604 shares of the Company’s common stock in accordance with the April 2014 Agreement described in the Company’s Current Report on Form 8-K filed with the Commission April 15, 2014.

On April 14, 2014, the Company issued an aggregate of 3,730,000 restricted shares of its common stock to the shareholders of NCAP Security Systems, Inc. (other than Kuboo, Inc., its parent company), in cancellation of an equal number of shares of NCAP Security Systems, Inc. The Company’s common shares were issued in full and complete satisfaction of any and all amounts that could be claimed in relation to the shareholders’ investment in NCAP Security Systems, Inc. The Company recorded settlement expense of $932,500 in connection with this transaction.

In April, 2014, the Company received $90,000 from the exercise of outstanding warrants to purchase 450,000 shares of common stock, at an exercise price of $.20 per share.

In May 2014, the Company entered into an asset purchase agreement to acquire approximately 7,500 cannabis-related internet domain names in exchange for 78.5 million shares of the Company’s restricted common stock and other considerations (see Note 9 – Related Party Transactions).

NOTE 8 – WARRANTS

At June 30, 2014, there were 775,000 warrants outstanding to purchase a like number of shares of the Company’s common stock at an exercise price of $0.20 per share. These warrants have a term of three years and were issued in connection with the payment of certain Company expenses by Kuboo during the quarter ended September 30, 2011. These warrants are no longer held by Kuboo, as they were subsequently transferred to certain investors.

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2014 and changes during the six month period then ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life
Outstanding, December 31, 2013	1,225,000	$.20	0.75
Granted	-	-	-
Expired/Cancelled	-	-	-
Exercised	(450,000)	.20	-
Outstanding, June 30, 2014	775,000	$.20	0.25
Exercisable, June 30, 2014	775,000	$.20	0.25

NOTE 9 – RELATED PARTY TRANSACTIONS

Effective May 2, 2014, the Company entered into an asset purchase agreement with Kae Park (the “Seller”), a related party. The acquisition was closed on June 23, 2014.

Under this agreement, the Company agreed to acquire approximately 7,500 cannabis related Internet domain names, in exchange for which, the Company:

(a) Issued to the Seller on the closing date 78.5 million shares of the Company’s restricted common stock which represents approximately 81% of the Company’s issued and outstanding common stock;

(b) Issued to the Seller a promissory note in the principal amount of $500,000. The note bears interest at the rate of 3.25% per annum and is payable as follows: upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 shall be paid, and the Company shall pay the remaining balance of $400,000 in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue; and

(c) Is obligated to pay a monthly royalty to the Seller equal to the product of (i) six percent (6%) and (ii) the excess of the Company’s gross monthly revenue over $150,000 (“Royalty Payment”). The Royalty Payment shall be payable for a period of thirty six months from and after the first month in which the Company has gross revenues in excess of $150,000.

The above referenced Promissory Note was amended and restated on July 25, 2014, see Note 11 - Subsequent Events.

In addition, the Seller is required to provide such consulting services as the Company may require during the twelve month period following the closing of the acquisition. In consideration for these services, the Company is required to pay the Seller $9,500 per month, for a period of twelve months, commencing on the closing date and, on the first of each month thereafter.

The Company is headquartered in Scottsdale, Arizona where it rents space from Kuboo, Inc., its former parent company and a significant shareholder. Currently, the Company is renting approximately 1,150 square feet of space on a month-to-month basis. The monthly rent for this facility is $3,500. This is an arrangement under which the landlord pays taxes, utilities and maintenance and repairs. The monthly rent also includes internet, a receptionist, and a shared conference room and employee lounge area.

During the quarter ended June 30, 2014, the Company paid an aggregate of $59,525 to the spouse of the Company’s controlling shareholder, Kae Yong Park, in consideration for the purchase of cannabis related internet domain names and related services rendered.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In May 2014, The Company entered into an asset purchase agreement pursuant to which it agreed to pay the seller $9,500 per month for a period of 12 months, for consulting services to be provided. This agreement also requires, the Company to pay a monthly royalty equal to six percent of gross monthly revenues over $150,000. The royalty payment is payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000 (see Note 9 - Related Party Transactions).

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The note bears interest at the rate of 3.25% per annum and is payable as follows: upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 is required to be paid. The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue. Since the $400,000 represents a contingency, such amount has not been recorded as debt.

The note was amended and restated on July 25, 2014. See Note 11 - Subsequent Events.

NOTE 11 - SUBSEQUENT EVENTS

On July 25, 2014, the Company amended and restated its promissory note in the principal amount of $500,000 owing to Kae Yong Park (the Company’s majority shareholder) to provide that it would make the first $100,000 installment payment due under the Note on July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the note. Kae Yong Park has waived the requirement that the Company pay the $100,000 due under the Amended and Restated Note, until August 25, 2014.

Since June 30, 2014, the Company sold an additional 1,928,000 shares of common stock at a per-share price of $0.25, for aggregate consideration of $482,000.

On July 21, 2014, the Company amended its Certificate of Incorporation to increase the number of its authorized shares from 100,000,000 to 200,000,000. The Company also eliminated its authorized preferred shares.

On August 13, 2014, John Bluher became CEO of the Company. His agreement with the Company calls for a base salary of $25,000 per month, a non-accountable monthly expense allowance of $2,500, the issuance of 400,000 shares of Company common stock upon becoming CEO, and the issuance of an additional 750,000 shares of common stock in three equal installments of 250,000 each on October 1, 2014, January 1, 2015 and April 1 2015 (see Exhibit 10.6)

On August 15, 2014, the Company acquired 200,000 shares of its common stock for $50,000 (the original purchase price) from an investor who originally purchased 400,000 shares of common stock on July 21, 2014. The Company has canceled the shares and returned them to the status of authorized but unissued shares.

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

Plan of Operations

We commenced limited operations during the quarterly period ended March 31, 2014. We have since significantly expanded our operating related activities. Since March, 2014, we have raised capital of $1,121,000, hired employees, and entered into various agreements, including developing our website. We have also completed the acquisition of approximately 7,500 cannabis related internet domain names from Kae Yong Park. On August 13, 2014, we hired a new CEO.

Our plan of operation in the near term is to (i) complete the development and launch of our primary website (weeddepot.com) and (ii) continue to expand our business operations. As noted above, during the current year, we raised an aggregate of $1,171,000 from the sale of our common stock.

During the next 12 months, we expect that our cash requirements will increase significantly as we continue to expand our business operations. We may have to raise additional funds during the next 12 months to fund our basic operating expenses.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NCAP.OB.

Results of Operations

Three Months Ended June, 2014 compared to Three Months Ended June 30, 2013

We reported no sales during the three month periods ended June 30 and 2014 and 2013. For the three months ended June 30, 2014 and 2013 we incurred operating expenses of $1,148,696 and $8,918, respectively, an increase of approximately $1,140,000. Approximately $933,000 of this increase was due to non-cash stock based settlement expenses related to the Company’s issuance of 3,730,000 shares of common stock in cancellation of an equal number of shares in NCAP Security Systems, Inc. Of the remaining increase of approximately $207,000, approximately $79,000 was due to increased web development expense and approximately $128,000 was due primarily to increased professional fees of $80,000 and other general and administrative expenses. For the three months ended June 30, 2014 and 2013, the Company reported a net loss of $1,151,367 and $8,918, respectively, a change of approximately $1,142,000 due mainly to one time settlement expenses and web development costs. We expect our ordinary operating activities and expenses to continue to increase substantially in the coming quarters, as we continue to ramp up our business activity.

Six Months Ended June, 2014 compared to Six Months Ended June 30, 2013

We reported no sales during the six month periods ended June 30 and 2014 and 2013. For the six months ended June 30, 2014 and 2013 we incurred operating expenses of $1,193,408 and $21,503, respectively, an increase of approximately $1,172,000. Approximately $933,000 of this increase was due to non-cash stock based settlement expenses related to the Company’s issuance of 3,730,000 shares of common stock in cancellation of an equal number of shares in NCAP Security Systems, Inc. Of the remaining increase of approximately $239,000, approximately $79,000 was due to increased web development expense and approximately $160,000 was due primarily to increased professional fees of $100,000 and other general and administrative expenses. For the six months ended June 30, 2014 and 2013, the Company reported a net loss of $1,196,150 and $21,503, respectively, a change of approximately $1,174,000 due mainly to one time settlement expenses and web development costs. We expect our ordinary operating activities and expenses to continue to increase substantially in the coming quarters, as we continue to ramp up our business activity.

Liquidity and Capital Requirements

As we continue to expand our business operations, our monthly operating cash requirements will increase significantly in the coming quarters, as compared to the prior two quarters. During the three months ended June 30, 2014, our operating activities used $192,645 in cash (or approximately $64,200 per month). We expect our operating activities to consume an increasing amount of cash as we continue to ramp up our operating activities.

As of August 14, 2014, we had approximately $552,000 in cash on hand. We believe that these funds should be sufficient to enable us to fund our business operations through the remainder of calendar 2014. If we are not able to generate positive operating cash flows in the near term , then we will likely need to raise additional funds during the latter part of 2014. If additional funds are required, we may raise funds from third parties, either in the form of debt or equity.

In the event the Company does not generate sufficient funds from revenues or financing through the issuance of its common stock or from debt financing, the Company may be unable to fully implement its business plan and pay its obligations as they become due, any of which circumstances would have a material adverse effect on its business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 2 to the Financial Statements - Liquidity/Going Concern

Off-balance Sheet Arrangements

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, we hired a CPA as a part-time employee to oversee our books and records, as well as our internal accounting function. Subsequent to June 30, 2014, we hired a financial controller (part-time) to oversee our books and records, as well as our accounting function. Otherwise, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported on Form 8-K Current Reports.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended*

3.2	Bylaws(1)

4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)

10.1	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)

10.2	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

10.3	Agreement between the Company, Kuboo, Inc and the Principal Shareholders, dated as of April 9, 2014 (5)

10.4	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (6)

10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014*

10.6	Agreement with John Bluher, CEO, dated August 13, 2014*

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.

(2) Filed as Exhibit 4.1 to our Form 10-Q filed November 21, 2011 and incorporated herein by reference.

(3) Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference.

(4) Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference.

(5) Filed as Exhibit 10.3 to our Form 10-Q filed May 20, 2014 and Incorporated herein by reference.

(6) Filed as Exhibit 4.01 to our Current Report on Form 8-K filed on May 7, 2014 and incorporated herein by reference

*Filed herewith

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	August 19, 2014	By:	/s/John Bluher
John Bluher, CEO