Form 10-Q
period 2014-09-30
NORTHSIGHT CAPITAL, INC.
filed 2014-11-19
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 15, 2014
Common Capital Voting Stock, $0.001 par value per share	103,269,196 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

September 30, 2014

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets
Cash	$816,623	$-
Prepaid expenses	53,500	-
Total Current Assets	870,123	-

Property and equipment, net of $-661- depreciation	8,374	-
Web Development Costs, net of $-0- amortization	238,828	-
Domain Registrations, net of $-0- amortization	211,438	-
Total Assets	$1,328,763	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$26,975	$61,730
Accounts payable and accrued expenses – related party	92,726	-
Total Current Liabilities	119,701	61,730

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - 10,000,000 shares authorized having a par value of $.001 per share; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 103,019,196 and 12,500,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	103,019	12,500
Subscription receivable	-	(50,000)
Additional paid-in capital	9,413,000	717,419
Accumulated deficit during the development stage	(8,306,957)	(741,649)
Total Stockholders' Equity (Deficit)	1,209,062	(61,730)
Total Liabilities and Stockholders' Equity (Deficit)	$1,328,763	$-

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception
					(May 21, 2008)
	For the Three Months Ended		For the Nine months ended		Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
General administrative	545,467	269	682,124	1,948	748,126
Settlement Expense	-	-	932,500	-	932,500
Business plan development - related party	-	-	-	-	10,000
Consulting expense - related party	4,637,500	-	4,647,000	-	5,027,350
Executive compensation	1,040,500	-	1,046,500	-	1,051,600
Professional fees	125,837	8,086	220,172	27,910	469,776
Rent - related party	13,500	-	20,500	-	58,700
Research and development - related party	-	-	-	-	10,850
Travel	9,025	-	16,441	-	27,553
Total operating expenses	6,371,829	8,355	7,565,237	29,858	8,336,455

Loss from operations	(6,371,829)	(8,355)	(7,565,237)	(29,858)	(8,336,455)
Other Income (Expense)
Interest income (expense)	2,671	-	(71)	-	(2,770)
Forgiveness of debt	-	-	-	-	32,268
Total Other Income (Expense)	2,671	-	(71)	-	29,498

Net Loss	$(6,369,158)	$(8,355)	$(7,565,308)	$(29,858)	$(8,306,957)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	99,308,727	12,500,000	52,449,487	12,500,000
Loss per Common Share - Basic and Diluted	$(0.06)	$(0.01)	$(0.14)	$(0.01)

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		From Inception (May 21, 2008) Through September 30,
	2014	2013	2014
Cash Flows From Operating Activities
Net loss	$(7,565,308)	$(29,858)	$(8,306,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	661	-	661
Gain on forgiveness of debt	-	-	(32,268)
Stock issued for release	932,500	-	932,500
Stock issued for executive compensation	980,000	-	980,000
Stock issued for consulting	4,599,000	-	4,599,000
Stock issued for contract labor	219,000	-	219,000
Shares issued for services	-	-	10,000
Corporate expenses paid by shareholders	71	27,096	97,881
Warrants issued for payment of services	-	-	10,900
Changes in operating assets and liabilities:
Prepaid expenses	(53,500)	2,363	(53,500)
Accounts payable and accrued expenses	15,245	399	109,243
Accounts payable - related party	67,726	-	158,153
Interest payable - related party	-	-	2,699
Net Cash Used In Operating Activities	(804,605)	-	(1,272,688)
Cash Flows From Investing Activities
Purchase of property and equipment	(9,035)	-	(9,035)
Purchase of web development costs	(238,828)	-	(238,828)
Purchase of domain registrations	(180,159)	-	(180,159)
Net Cash Used In Investing Activities	(428,022)	-	(428,022)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	2,224,750	-	2,560,750
Proceeds from donated capital	-	-	121,994
Proceeds from notes payable	-	-	65,000
Payments on notes payable	-	-	(55,000)
Payments for stock repurchase (see Note 8)	(75,500)		(75,500)
Proceeds from notes payable - related party	-	-	29,340
Payments to notes payable - related party	(100,000)	-	(129,251)
Net Cash Provided by Financing Activities	2,049,250	-	2,517,333
Net Increase In Cash	816,623	-	816,623
Cash, Beginning of Period	-	-	-
Cash, End of Period	$816,623	$-	$816,623
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Activities
Issuance of common stock for domain names	$31,279	$-	$31,279
Issuance of note payable for domain names	$100,000	$-	$100,000
Cancellation of shares returned to company	$1,676	$-	$1,676
Finder’s fees settled with stock	$91,450	$-	$91,450
Subscriptions receivable – related party	$50,000	$-	$50,000
Conversion of debt to equity	$-	$-	$26,681
Forgiveness of debt by principal owner credited to additional paid-in capital	$-	$-	$93,215
Subscription receivable from parent company	$-	$-	$50,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Northsight Capital Inc. (“Northsight” or “the Company”) is a development stage company incorporated in the State of Nevada on May 21, 2008. In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result, became its parent company. On June 25, 2014, the Company completed the acquisition of approximately 7500 cannabis related Internet domain names, in exchange for which the Company issued 78.5 million shares of its common stock and a promissory note in the principal amount of $500,000. As a result of this transaction, the seller of the domain names became an 81% stockholder of the Company. Kuboo, Inc. continues to be a significant stockholder of the Company.  John Bluher, a director of Kuboo, Inc., is our Chief Executive Officer (“CEO”) and member of our board of directors.  John Venners, a director of Kuboo, Inc., and also sits on our board of directors.  See Note 10 - Related Party Transactions.

The Company’s principal business is to provide a wide variety of online directories for a broad range of businesses engaged in the lawful sale and distribution of cannabis and hemp related products. The following constitute the Company’s major product categories:  a monthly listing in one or more of the Company’s online directories, paid advertising in one or more of the Company’s online directories and leasing to customers one or more Internet domain names for the customer’s exclusive use.

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company is a development stage enterprise and has accumulated losses of $8,306,957 and has had negative cash flows from operating activities of $1,272,688 since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2014 the Company raised approximately $2.2 million in capital through the sale of its common stock and exercise of warrants.  The Company has cash available for the payment of less than two months of operating expenses. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) eventually to generate profits from operations.

In the event the Company does not generate sufficient funds from revenues or financing through the issuance of its common stock or from debt financing, the Company will be unable to fully implement its business plan and pay its obligations as they become due, any of which circumstances would have a material adverse effect on its business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

NOTE 4 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350.50, during the nine months ended September 30, 2014, the Company capitalized $238,828 towards the development of a website on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company also capitalized $211,438 incurred in connection with the purchase of rights for certain internet domain names, during the nine months ended September 30, 2014. The Company does not intend to engage in the sale or distribution of marijuana or related products. The Company recorded website development expenses of $79,980 which is included in general and administrative expenses during the nine months ended September 30, 2014.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The assets were put into service on September 30, 2014 and amortization will begin on October 1, 2014.   Therefore, the Company has recorded no amortization during the nine months ended September 30, 2014.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	As of September 30, 2014	As of December 31, 2013	Estimated Useful Life
Furniture and equipment	9,035	-	3 years
Total	9,035	-
Less: Accumulated depreciation	(661)	-
	$8,374	$-

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The company recorded depreciation expense of $661 during the nine months ended September 30, 2014.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At September 30, 2014, related party accounts payable and accrued expenses consisted of $48,726 of accrued rent, consulting fees and contract labor due to Kuboo, Inc., a significant shareholder and related party, 100,000 shares of common stock valued at $25,000 ($0.25 per share) due as a finder’s fee to John Bluher (our CEO) and $19,000 due to Kae Park (our majority shareholder) for consulting fees.

NOTE 7 – NOTES PAYABLE RELATED PARTY

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The note originally bears interest at the rate of 3.25% per annum and the first $100,000 of which was payable as follows: upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 was payable to the note holder. The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue. Since the $400,000 represents a contingency, such amount has not been recorded as debt (see Note 11 - Commitments and Contingencies).

On July 25, 2014, the Company amended and restated its promissory note in the principal amount of $500,000 owing to Kae Yong Park (the Company’s majority shareholder) to provide that it would make the first $100,000 installment payment due under the Note on July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the note. Thereafter, Kae Yong Park waived the requirement that the Company pay the $100,000 due under the Amended and Restated Note until August 25, 2014, at which time it was paid.  The Company has recaptured all previously recorded interest expense related to the note in the current quarter.

NOTE 8 - EQUITY

On July 21, 2014, the Company amended its Certificate of Incorporation to increase the number of its authorized shares from 100,000,000 to 200,000,000. The Company also eliminated its authorized preferred shares.

During the three months ended March 31, 2014, the Company sold 2,426,000 shares of its common stock for $592,750 in cash proceeds net of private placement costs of $13,750. The Company incurred a finder’s fee of $24,450, which the company has satisfied through the issuance of 97,800 shares of common stock.

During the three months ended June 30, 2014, the Company sold 400,000 shares of its common stock for $100,000 in gross cash proceeds. The Company incurred a finder’s fee of $5,500, which the company has satisfied through the issuance of 22,000 shares of common stock.  During this time period, Company also received $90,000 from the exercise of outstanding warrants to purchase 450,000 shares of common stock, at an exercise price of $.20 per share.

Effective, April 9, 2014, certain shareholders of the Company surrendered to the Company for cancellation 1,675,604 shares of the Company’s common stock in accordance with the April 2014 Agreement described in the Company’s Current Report on Form 8-K filed with the Commission April 15, 2014.

On April 14, 2014, the Company issued an aggregate of 3,730,000 restricted shares of its common stock to the shareholders of NCAP Security Systems, Inc. (other than Kuboo, Inc., its parent company), in cancellation of an equal number of shares of NCAP Security Systems, Inc. The Company’s common shares were issued in full and complete satisfaction of any and all amounts that could be claimed in relation to the shareholders’ investment in NCAP Security Systems, Inc. The Company recorded non-cash settlement expense of $932,500 in connection with this transaction.

In May 2014, the Company entered into an asset purchase agreement to acquire approximately 7,500 cannabis-related internet domain names in exchange for 78.5 million shares of the Company’s restricted common stock and other considerations (see Note 10 – Related Party Transactions).

During the three months ended September 30, 2014, the Company sold 5,458,000 shares of its common stock for $1,364,500 in gross cash proceeds. The Company incurred a finder’s fees of $114,000, which the company has satisfied as follows: $27,500 in cash, $61,500 through the issuance of 186,000 shares of common stock, with remaining $25,000 included on the balance sheet under accounts payable and accrued liabilities - related party pending the issuance of 100,000 shares.  During this time period, the Company also received $105,000 from the exercise of outstanding warrants to purchase 525,000 shares of common stock, at an exercise price of $.20 per share.

In connection with the sale of 3,250,000 shares of common stock at $0.25 per share for gross proceeds of 812,500 and the exercise of 525,000 warrants with an exercise price of $0.20 per share for gross proceeds of $105,000, as a further inducement to the purchasers, the Company entered into an agreement as of September 25, 2014 with Kae Yong Park, the Company’s controlling shareholder, pursuant to which Ms. Park agreed, in exchange for payment from the Company of $75,500 (or $0.02 per share), to transfer to each purchaser of the Company’s securities that number of shares of common stock equal to the number of shares the purchaser purchased directly from the Company. The purchasers did not pay Ms. Park any consideration for these transfers. Consequently, in connection with the Company’s sale of an aggregate 3,775,000 shares of common stock, Ms. Park transferred an aggregate of 3,775,000 shares of common stock to the purchasers in the offerings. The company has accounted for this transaction as a purchase of treasury stock followed by the immediate reissuance of the acquired shares for no consideration.

On August 15, 2014, the Company acquired 200,000 shares of its common stock for $50,000 (the original purchase price) from an investor who originally purchased 400,000 shares of common stock on July 21, 2014. The Company has canceled the shares and returned them to the status of authorized but unissued shares.

In August 2014, the Company issued an aggregate of 400,000 shares of common stock valued at $980,000 to its Chief Executive Officer, John Bluher, pursuant to his employment letter, of which 150,000 shares were a signing bonus and 250,000 were earned in accordance with his agreement.

In September 2014, Kae Yong Park, the Company’s majority shareholder gifted an aggregate of 2,200,000 shares of common stock to certain persons who are employees or otherwise related to the Company.  The shares gifted were as follows:  2,000,000 shares to John Venners, one of our directors who is also the President and CEO of Kuboo, Inc, (one of our significant shareholders), 100,000 shares to John Gorman, one of our employees and a former director, and 100,000 shares to Lauren Barth, an employee of the Kuboo, Inc. who provides contract labor to the Company through Kuboo, Inc.  The Company recognized expense of $4,599,000 and $219,000 ($2.19 per share) for the fair market value of these shares as (i) related party consulting expense and (ii) general contract labor, respectively.

NOTE 9 – WARRANTS

At September 30, 2014, all pre-existing warrants outstanding have expired. These warrants had a term of three years and were issued in connection with the payment of certain Company expenses by Kuboo during the quarter ended September 30, 2011 and were subsequently transferred to certain investors.

On September 9, 2014, the company granted 400,000 warrants with an exercise price of $0.20 to an investor.  These warrants were immediately exercised upon receipt.

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2014 and changes during the nine month period then ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life
Outstanding, December 31, 2013	1,225,000	$.20	0.75
Granted	400,000.20		0.05
Expired/Cancelled	(650,000)	.20	-
Exercised	(975,000)	.20	-
Outstanding, September 30, 2014	-	$-	-
Exercisable, September 30, 2014	-	$-	-

NOTE 10 – RELATED PARTY TRANSACTIONS

Effective May 2, 2014, the Company entered into an asset purchase agreement with Kae Park (the “Seller”), who became a related party upon the closing of the acquisition, which occurred on June 23, 2014.

Under this agreement, the Company agreed to acquire approximately 7,500 cannabis related Internet domain names, in exchange for which, the Company:

(a)

Issued to the Seller on the closing date 78.5 million shares of the Company’s restricted common stock which represented approximately 81% of the Company’s issued and outstanding common stock upon the closing;

(b)

Issued to the Seller a promissory note in the principal amount of $500,000. The note originally bore interest at the rate of 3.25% per annum and was payable as follows: upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 was to be paid, and the Company was required to pay the remaining balance of $400,000 in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue; and

(c)

Is obligated to pay a monthly royalty to the Seller equal to the product of (i) six percent (6%) and (ii) the excess of the Company’s gross monthly revenue over $150,000 (“Royalty Payment”). The Royalty Payment is payable for a period of thirty six months from and after the first month in which the Company has gross revenues in excess of $150,000.

On July 25, 2014, the Company amended and restated the promissory note to provide that it would make the first $100,000 installment payment due under the Note on July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the note. Thereafter, Kae Yong Park waived the requirement that the Company pay the $100,000 due under the Amended and Restated Note, until August 25, 2014, at which point such $100,000 was paid.

In addition, the Seller is required to provide such consulting services as the Company may require during the twelve month period following the closing of the acquisition. In consideration for these services, the Company is required to pay the Seller $9,500 per month, for a period of twelve months, commencing on the closing date and, on the first of each month thereafter.

The Company is headquartered in Scottsdale, Arizona where it rents space from Kuboo, Inc., its former parent company and a significant shareholder. Currently, the Company is renting approximately 1500 square feet of space on a month-to-month basis. The monthly rent for this facility is $4,500. This is an arrangement under which the landlord pays taxes, utilities and maintenance and repairs. The monthly rent also includes internet, and a shared conference room and employee lounge area.

In connection with certain capital raises, as a further inducement to the purchasers, the Company entered into an agreement as of September 25, 2014 with Kae Yong Park, pursuant to which Ms. Park agreed, in exchange for payment from the Company of $75,500 (or $0.02 per share), to transfer to each purchaser of the Company’s securities that number of shares of common stock equal to the number of shares the purchaser purchased directly from the Company. The purchasers did not pay Ms. Park any additional consideration for these transfers. Consequently, in connection with the Company’s sale of an aggregate 3,775,000 shares of common stock, Ms. Park transferred an aggregate of 3,775,000 shares of common stock to the purchasers in the offerings.

During the nine months ended September 30, 2014, the Company paid an aggregate of $166,350 to the spouse of the Company’s controlling shareholder, Kae Yong Park, in consideration for the purchase of cannabis related internet domain names and related services rendered.

The Company also paid a cash finder’s fee of $25,000 and accrued a finder’s fee or $25,000 payable in 100,000 shares of the Company’s common stock to its CEO, John Bluher, for services rendered in conjunction with its capital raise.

During the three and nine months ended September 30, 2014, the Company paid a total of $121,000 and $124,500, respectively to Kuboo, Inc. as payment for rent as well as its portion of salaries/consulting fees related to its use of certain Kuboo employees and consultants, one of whom is John Venners, a director, and one of whom is Howard Baer, the spouse of our controlling shareholder.  Payments made to Kuboo, Inc. during the three months ended September 30, 2014 included reimbursements to Kuboo, Inc. for consulting services rendered by Howard Baer, the spouse of the Company’s majority shareholder of $15,000 and John Venners, one of the Company’s directors of $10,000.  During these same time periods the Company recognized rent expense of 13,500 and 20,500 and salary and consulting expenses of 95,500 and 105,500, respectively.  At September 30, 2014, the Company had a payable to Kuboo, Inc. of $48,726 for rent, consulting fees and contract labor.

On September 16, 2014, the Company paid $10,000 to Energy Plus, LLC, a company owned by John Venners, one of the Company’s directors, for consulting services rendered during July and August 2014.

On September 3, 2014, the Company’s controlling shareholder, Kae Yong Park, gifted an aggregate 2,100,000 shares to two related parties of the Company as follows: 2,000,000 shares to John Venners, one of the Company’s directors and the President and CEO of Kuboo, Inc (a significant shareholder) and 100,000 shares to John Gorman, an employee and former director of the Company.  The Company recorded a non-cash expense of $4,599,000 ($2.19 per share) for the fair value of the shares given which is included in consulting expense – related party on the condensed statement of operations.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In May 2014, The Company entered into an asset purchase agreement pursuant to which it agreed to pay the seller $9,500 per month for a period of 12 months, for consulting services to be provided. This agreement also requires the Company to pay a monthly royalty equal to six percent of gross monthly revenues over $150,000. The royalty payment is payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000 (see Note 10 - Related Party Transactions).

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The original note bore interest at the rate of 3.25% per annum and was payable as follows: upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 was required to be paid. The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue. Since the $400,000 represents a contingency, such amount has not been recorded as debt.

On July 25, 2014, the Company amended and restated its promissory note in the principal amount of $500,000 owing to Kae Yong Park (the Company’s majority shareholder) to provide that it would make the first $100,000 installment payment due under the Note on July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the note. Thereafter, Kae Yong Park waived the requirement that the Company pay the $100,000 due under the Amended and Restated Note until August 25, 2014, at which time it was paid.

On August 13, 2014, John Bluher became CEO of the Company. His agreement with the Company calls for a base salary of $25,000 per month, a non-accountable monthly expense allowance of $3,500, the issuance of 400,000 shares of Company common stock upon becoming CEO, and the issuance of an additional 750,000 shares of common stock in three equal installments of 250,000 each on October 1, 2014, January 1, 2015 and April 1 2015 (see Exhibit 10.6)

NOTE 12 – SUBSEQUENT EVENTS

In October and November 2014 the Company made payments totaling $90,500 and $30,000, respectively, to Kuboo, Inc. for reimbursement of accrued expenses, comprised of rent, consulting fees and contract labor.

On November 19, 2014, the Company and HR Baer Consulting, LLC, a company owned by the spouse of the Company’s majority shareholder, terminated their agreement dated May 30, 2014, effective as of September 1, 2014.  The Company’s reimbursement payments to Kuboo, Inc. for consulting services and contract labor included reimbursements of $15,000 and $16,000 for September and October 2014, respectively, for marketing services rendered by Mr. Baer through Kuboo, Inc.

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

Plan of Operations

We commenced limited operations during the quarterly period ended March 31, 2014. We have since significantly expanded our operating related activities. Since March, 2014, we have raised net capital of $2,224,750, hired employees, and entered into various agreements, including developing our website. We have also completed the acquisition of approximately 9,600 cannabis related domain names, including 7,500 cannabis related internet domain names acquired from Kae Yong Park in June, 2014. On August 13, 2014, we hired a new CEO.

Our plan of operation in the near term is to (i) complete the development of our primary website (weeddepot.com) and (ii) continue to expand our business operations. As noted above, during the current year, we raised an aggregate of $2,224,750 from the sale of our common stock, including through the exercise of outstanding warrants.

During the next 12 months, we expect that our cash requirements will increase significantly as we continue to expand our business operations. We expect have to raise additional funds during the 2 months to fund our basic operating expenses.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NCAP.OB.

Results of Operations

As the Company only commenced its business operations during the quarter ended March 31, 2013 (and was a shell company prior to such period), the Company has no meaningful historical business operations, with which to compare the current quarterly period. Since the Company has no comparable historical business operations, the following discussion omits discussion of income from continuing operations, expenses and other matters related to “results of operations,” as well as information relating to the statement of cash flows, as the Company does not believe that analysis of this information would be meaningful to investors.

Liquidity and Capital Requirements

As we continue to expand our business operations, our monthly operating cash requirements will increase significantly in the coming quarters, as compared to the prior two quarters. During the three and nine months ended September 30, 2014, our operating activities used $568,460 in cash (or approximately $189,000 per month) and $804,605 in cash (or approximately $89,000 per month), respectively.

During the three and nine months ended September 30, 2014, our investing activities (comprised primarily of website development and domain name purchases) used $169,562 (or approximately $57,000 per month) and $428,022, (or approximately $50,000 per month), respectively.

Accordingly, during the three and nine months ended September 30, 2014, our operating and investing activities used in the aggregate approximately $738,000 (or $246,000 per month) and approximately $1,233,000 (or $137,000 per month), respectively. We expect our operating and investing activities to consume an increasing amount of cash as we continue to ramp up our operating activities.

As of November 15, 2014, we had approximately $344,000 in cash on hand. We believe that these funds should be sufficient to enable us to fund our business operations for approximately the next 45 days. Based on the foregoing, we have an immediate and urgent need for additional capital.  We intend to raise funds from third parties, either in the form of debt or equity.

In the event we are unable to raise additional funds almost immediately, we will be unable to implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities. See Note 2 to the Financial Statements - Liquidity/Going Concern.

Off-balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and Financial Controller, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our CEO and financial controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our CEO and financial controller concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, we hired a financial controller (part-time) to oversee our books and records, as well as our accounting function. Otherwise, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported on Form 8-K Current Reports.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

(a)

Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended

3.2	Bylaws (1)

4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)

10.1	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)

10.2	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

10.3	Agreement between the Company, Kuboo, Inc and the Principal Shareholders, dated as of April 9, 2014 (5)

10.4	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (6)

10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014

10.6	Agreement with John Bluher, CEO, dated August 13, 2014

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

*

Filed herewith

**

Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	November 19, 2014	By:	/s/John Bluher
John Bluher, CEO