Form 10-Q/A
period 2014-09-30
NORTHSIGHT CAPITAL, INC.
filed 2014-12-02
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Northsight Capital, Inc. for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 19, 2014, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)

Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended

3.2	Bylaws (1)

4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)

10.1	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)

10.2	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

10.3	Agreement between the Company, Kuboo, Inc and the Principal Shareholders, dated as of April 9, 2014 (5)

10.4	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (6)

10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014 (7)

10.6	Agreement with John Bluher, CEO, dated August 13, 2014 (7)

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (7)

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

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

(5)

Filed as Exhibit 10.3 to our Form 10-Q filed May 20, 2014 and Incorporated herein by reference.

(6)

Filed as Exhibit 4.01 to our Current Report on Form 8-K filed on May 7, 2014 and incorporated herein by reference

(7)

Filed as Exhibits to our Form 10-Q filed on November 19, 2014 and incorporated herein by referenced

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

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	November 26, 2014	By:	/s/John Bluher
John Bluher, CEO

4