Form 10-K
period 2014-12-31
NORTHSIGHT CAPITAL, INC.
filed 2015-05-20
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $34,113,000 based on the closing price as quoted on Yahoo! Finance as of June 30, 2014.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 19, 2015
Common Capital Voting Stock, $0.001 par value per share	105,521,796 shares

Northsight Capital, Inc.

Form 10-K

For the Year Ended December 31, 2014

FORWARD LOOKING STATEMENTS

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

PART I

ITEM 1.  BUSINESS

Business Development

Northsight Capital Inc. was incorporated in the State of Nevada on May 21, 2008. We were originally formed to engage in the business of marketing, developing, and producing unique, proprietary water products.  Our original intended line of enhanced bottled waters was based upon the experience and expertise of our founder, designed to make everyday hydration and nutrition a more enjoyable experience.  In May of 2008, we commenced our initial operations, and had no significant assets. In May 2010, we abandoned our pursuit of the proprietary bottled water business.  Since then and until June 23, 2014, we were a “shell company” within the meaning of applicable securities laws as we had no operations and our business was comprised of seeking acquisition candidates.  We commenced limited operations during the quarterly period ended March 31, 2014.

In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result, became its parent company. On June 23, 2014, the Company completed the acquisition of approximately 7,500 cannabis related Internet domain names from Kae Yong Park, an individual who became our majority shareholder as a result of the acquisition. Currently, we own approximately 9,600 cannabis related internet domain names. In consideration of the acquisition of the 7,500 cannabis related Internet domain names from Kae Park, the Company:

•

Issued an aggregate of 78.5 million shares of its common stock to Ms. Park;

•

Issued to the seller a promissory note in the principal amount of $500,000. The note was amended and restated to provide that the first $100,000 installment payment due under the Note would be made July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the note. Kae Yong Park has waived the requirement that the Company pay the $100,000 due under the Amended and Restated Note, until August 25, 2014. Such $100,000 has since been paid to Ms. Park. The remaining balance of $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue;

•

Agreed to pay a monthly royalty equal to the product of (i) six percent (6%) and (ii) the excess of the gross monthly revenue over $150,000. The royalty payment shall be payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000.

In addition, Ms. Park is required to provide such consulting services as the Company may require during the twelve month period following the closing of the acquisition. In consideration for these services, the Company is required to pay the Ms. Park $9,500 per month, for a period of twelve months, commencing on the closing date and, on the first of each month thereafter. Ms. Park is also entitled to “piggyback” registration rights on the Securities Act registration statement of which this prospectus is a part, with respect to eight million shares of common stock issued to the seller. The Company is obligated to bear all registration expenses of such piggyback registration, other than underwriting discounts and commissions and any legal fees incurred by the seller.

Kuboo, Inc. continues to be a significant stockholder of the Company.  John Bluher, a director of Kuboo, Inc., is our Chief Executive Officer (“CEO”) and member of our board of directors.  John Venners, a director of Kuboo, Inc., also sits on our board of directors.  See Note 13 - Related Party Transactions.

The Company was previously a “shell company” within the meaning of applicable securities laws. The Company has ceased to be a “shell company” within the meaning of applicable securities laws in that the Company has raised capital, hired employees, leased space, acquired domain names, including prior to the acquisition described herein, engaged consultants and advisors, completed the construction and launch of several web portals, including “WeedDepot.com” and “TheMarijuanaCompanies.com”, conducted sales and marketing related activities, and negotiated vendor relationships.

The Company intends to build a variety of websites/portals around these domain names. These websites/portals will serve as directories for businesses engaged in the lawful sale and distribution of cannabis and hemp related products and services. To date we have completed and launched eight cannabis related websites, as described below.  As noted below, subject to the receipt of additional funding, we intend to complete and launch an additional three cannabis related websites.

Products and Services

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

The principal markets for the Company’s services are businesses that are engaged in the lawful sale and distribution of cannabis and cannabis related products and wish to (i) be included in one or more of the Company’s state based online directories, (ii) advertise in the Company’s online directories or (iii) lease one or more internet domain names from the Company.

A list of the approximately 7,500 internet domain names we acquired from Kae Yong Park (who became our majority shareholder in connection with the acquisition) is filed as Exhibit 99.3 to the Current Report on Form 8-K filed with the Commission June 25, 2014. We currently own approximately 9,600 cannabis related internet domain names.

Domain names we do not lease to customers will point to one or more of our websites based on the relevance of the internet domain name to the particular website.

We have already completed and launched the following websites:

•

WeedDepot.com

•

RateMyStrain.com

•

420Careers.com

•

MJBizWire.com

•

MarijuanaRecipes.com

•

Wiki-Weed.com

•

MarijuanaMD.com

•

TheMarijuanaCompanies.com

Weed Depot is a unique smart phone and internet platform directory with geo-mapping for dispensaries, doctors and clinics, head shops, tattoo parlors, and vape lounges. For mobile use, www.WeedDepot.com can be downloaded at Apple Apps and Google Play.

RateMyStrain.com - A site on which individuals or dispensaries can rate or insert new strains commenting on their use and effect. The site contains over 800 strains and descriptions.

MarijuanaRecipes.com - A web site where subscribers can find hundreds of recipes and ingredients for creating snacks, meals and deserts using infused cannabis.

420Careers.com - for anyone looking to hire or seeking a job in the cannabis space.

MJBizWire.com - Distribution of new events for companies in the cannabis space. Similar to PR Newswire, etc.

WikiWeed.com - WikiWeed.com is an informational, user-driven Wiki focused on both recreational and medical marijuana topics and information that allows collaborative editing of its content and structure by its users.

MarijuanaMD.com – A directory of medical doctors who are willing to issue medical marijuana cards to patients

TheMarijuanaCompanies.com– a directory of the company’s websites

Having completed the launch of the above-described websites, subject to the receipt of sufficient funding, which we currently do not have, our plan is to expand our sales and marketing activities with respect to these websites with a view to driving significant traffic to these websites, which in turn should make our directories more attractive to cannabis related enterprises that are trying to promote and advertise their business.  We anticipate that it will cost approximately $35,000 per month ($400,000 per year) to effectively implement our sales and marketing plan. Currently, we do not have the requisite funds to implement our marketing plan.

Subject to the receipt of sufficient funding, which we currently do not have, we intend to construct the following websites:

•

WeedMedia.com

•

MarijuanaAds.com

•

JointLovers.com

Once we commence development of these sites, we anticipate that it will take about six months and cost approximately $150,000 to construct and launch the foregoing websites.  Currently, we do not have the requisite funds to build these websites. When and if these websites are constructed, we will also focus on the marketing these sites as well.  We believe that the incremental marketing costs associated with the promotion of these to be built websites will not be material in relation to our total marketing budget.

Marketing and Distribution

Subject to the receipt of sufficient funding, which we currently do not have, we intend to expand the marketing and distribution of our services primarily through the following methods:

•

Direct Sales

•

Internet based advertising

•

Social Media based campaigns

•

Attendance at trade related shows

•

Radio and TV Advertising

•

Advertising in Industry based publications

To date, our sales and marketing related activities have included search engine optimization, direct selling efforts, direct mail, electronic mail, social media, and online advertising. We have engaged companies to assist us in our sales and marketing related activities: Hemp Media (provides online (Internet, smart phone and mobile device content to our business), New Times (print advertising), the musician Snoop Dogg (promotion of our Company and its business), and a nationally recognized men’ magazine (print advertising).

Competition

We expect to compete for consumer traffic with traditional, offline local business guides and directories and with other online providers of local and web search on the basis of a number of factors, including the reliability of our content, and the breadth, depth and timeliness of information. We also expect to compete for a share of local businesses’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including the comprehensive nature of our online directories, effectiveness of our advertising solutions and our pricing structure. Our competitors are expected to include the following types of businesses:

(1)

Offline. We expect to compete with offline media companies and service providers who may have existing advertising relationships with local businesses. Services provided by competitors are expected to range from yellow pages listings to direct mail campaigns to advertising and listings services on local newspapers, magazines, television and radio.

(2)

Online. We expect to compete with Internet search engines, such as, Google, Yahoo! and Bing. We also expect to compete with various other online service providers and review and social media websites.

Currently, the Company’s primary online competitors are Weedmaps and Leafly, each an online directory of medical marijuana dispensaries and doctors. Neither Weedmaps nor Leafly currently serve the legal recreational market. Accordingly, we consider these companies a competitor only with respect to medical dispensaries/doctors, and not otherwise. Currently, Weedmaps and Leafly are much larger than we are and have substantially greater financial resources than we do. We believe that we will be able to compete effectively against these companies with respect to medical dispensaries/doctors, as we expect our pricing to be much lower than that offered by either of them. The Company is not currently aware of any other online directory of cannabis related products and services.

Customers

As we are a newly established business, we have not yet realized revenues from our operations. We expect our customers to consist of the various businesses engaged in the lawful sale and distribution of cannabis and hemp related products, including retail shops, medical dispensaries, head shops, growers, distributors, suppliers, vendors, and the like. Our customers may also include legal, marketing, and event production companies seeking to serve the cannabis industry.

To the extent practicable from a business standpoint, we intend to diversify our customer base, so that we are not dependent on any particular customer.

Personnel

As of May 18, 2015, we employed 11 persons, of whom eight are full time and three are part time.

Website/Portal Development

During 2015, we expect to incur aggregate website development costs and expenses of approximately $175,000 related to the development of our websites and related technology and services. Our ability to engage in planned website and related technology development is subject to the availability of sufficient funds, which we currently do not have. If we are unable to fund necessary research and development, we will be at a competitive disadvantage and our business will be materially and adversely affected.

Intellectual Property

In general, we rely primarily on a combination of trade secrets, copyright and trademark laws, and confidentiality procedures to protect our technology. Due to the technological change that characterizes our business, we believe that the improvement of existing services, reliance upon trade secrets and proprietary know-how and the development of new services are generally as important as patent protection in establishing and maintaining a competitive advantage.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet, media and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We may in the future face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face claims of infringement.

Governmental Regulation

In general, as a company conducting business on the Internet, we are subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security, data protection and privacy, among other things. In the area of information security and data protection, for example, the laws in several states require companies to implement specific information security controls to protect certain types of information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Any failure on our part to comply with these laws may subject us to significant liabilities.

The state laws, rules and regulations governing the possession, use, sale and distribution of cannabis and products which may contain cannabis are constantly changing and evolving.  The medicinal use of cannabis has been legalized in 23 states and Washington D.C. (with legislation to legalize medicinal use pending in 13 states) and four states have legalized the use of cannabis for recreational purposes; but, pursuant to the federal Controlled Substances Act (“CSA”), the possession, use, sale and distribution of cannabis for recreational or medicinal purposes remains unauthorized and illegal.  However, the state laws which authorize and regulate (or prohibit) the possession, use, sale and distribution of cannabis, as well as the federal laws prohibiting the same do not apply to our business as we will not at any time engage or participate in the possession, cultivation, sale or distribution of cannabis or products which may contain cannabis.

Nevertheless, as the cannabis industry continues to evolve, increased regulation and oversight by local, state and federal agencies is likely.  For example, more stringent local or state regulation of the cannabis industry could adversely affect the industry which would in turn adversely affect our business.  In addition, because the industry is in its infancy, the enforcement of the CSA as it relates to those using and engaging in the cannabis industry, by the Department of Justice, also remains an area of uncertainty.  For example, although we believe it unlikely, if the US Federal Government were to enforce the CSA on a nationwide basis, the cannabis industry would in effect be abolished, which would have a material and adverse effect on our business, making it unlikely that we would be able to continue.

Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection that could affect us. For example, the European Commission is currently considering a data protection regulation imposing operational requirements on companies that receive personal data. The proposed requirements are different from those currently in place in the European Union, and the regulation may also include significant penalties for non-compliance.

Seasonality

As we are a newly established business, we have not yet realized revenues from our business operations. Accordingly, we do not yet have a historical basis to determine whether our revenue will be subject to seasonal fluctuation.

Available Information

More information about us can be found by visiting our corporate Internet site, www.themarijuanacompanies.com. The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing, at the SEC’s Public Reference Room at 100 F St., NE, Washington, DC 20549, on official business days during the hours of 10 AM to 3 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC.

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

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

BECAUSE WE CURRENTLY HAVE NEGATIVE CASH FLOW FROM OPERATIONS AND ONLY MINIMAL CASH ON HAND, WE HAVE AN IMMEDIATE AND URGENT NEED TO RAISE ADDITIONAL FUNDS, WHICH FUNDS MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

We have an immediate and urgent need for additional capital. We currently have only a de-minimis amount of cash on hand. See Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources. Further, we expect that our operating expenses will increase substantially over at least the next 12 months. We currently do not have sufficient capital to fund our planned operations. In addition, we may experience a further material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we need to raise additional funds immediately, and such funds may not be available on favorable terms, if at all.

We recently have encountered difficulty raising capital from third parties.  Since December 31 2014, most of our funding has been provided by Kae Yong Park, our majority shareholder, and her spouse, Howard R. Baer, neither of whom is under any obligation to fund the Company.

If we cannot immediately raise funds on acceptable terms, we will not be able to complete the construction of our planned websites/portals, effectively market our services, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We may be unable to secure sufficient funding to continue operations and effect planned transactions, in which case our stockholders would suffer a total loss of their investment. If we are unable to obtain necessary funding, there will be a material adverse effect on our business, results of operations and financial condition.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our current and former independent registered public accounting firm issued an opinion on our financial statements for the year ended December 31, 2014 and 2013, respectively, which states that the financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations and inability to generate sufficient operating cash flow raise substantial doubt about our ability to continue as a going concern. As of May 15, 2015, we had only a minimal amount of cash on hand.

The Company has accumulated losses of $10,740,487 and have had sustained negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2014, the Company raised approximately $2.2 million in capital through the sale of its common stock and exercise of warrants.  Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) eventually to generate profits from operations.

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

WE ARE AN EARLY-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

We have essentially no operating history upon which to base an evaluation of our current business and future prospects. We have not yet launched all of our planned websites/portals. The market for cannabis related directories/advertising is new and as yet untested. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have no historical data with respect to directory listing rates (including renewals) for our services because we have not yet sold any subscriptions. Further, because of our limited operating history and because the market for web-based cannabis related directories is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

Before investing, you should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

WE HAVE A SHORT OPERATING HISTORY IN AN EVOLVING INDUSTRY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND MAY INCREASE THE RISK THAT WE WILL NOT BE SUCCESSFUL.

We have a short operating history in an evolving industry that may not develop as expected, if at all. This short operating history makes it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry. These risks and difficulties include our ability to, among other things:

•

increase the number of users of our website, the number of paid subscribers and other content on our platform and our revenue;

•

manage, measure and demonstrate the effectiveness of our advertising solutions and attract and retain new advertising clients, many of which may only have limited or no online advertising experience;

•

successfully compete with existing and future providers of other forms of offline and online advertising;

•

successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding cannabis related businesses;

•

successfully expand our business in new and existing markets, both domestic and international;

•

successfully develop and deploy new features and products;

•

avoid interruptions or disruptions in our service or slower than expected load times;

•

develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

•

hire, integrate and retain talented sales and other personnel;

•

effectively manage rapid growth in our sales force, personnel and operations; and

•

effectively partner with other companies.

If the demand for information regarding cannabis related businesses does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed. We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to adequately address these risks and difficulties could harm our business and cause our operating results to suffer.

WE HAVE A HISTORY OF LOSSES. BECAUSE WE CURRENTLY HAVE NO REVENUES AND EXPECT OUR OPERATING EXPENSES TO INCREASE IN THE FUTURE, WE MAY NEVER BECOME PROFITABLE.

Since we ceased to be a shell company within the meaning of applicable securities laws in the middle of 2014, we have experienced net losses and negative operating cash flows. As of December 31, 2014, we had an accumulated deficit of approximately $10,740,487. We commenced business operations late in the first quarter of 2014. We incurred net losses of approximately $9,998,838 during the year ended December 31, 2014. We expect our near term quarterly losses to increase as we continue to ramp our operations. We will likely incur significant net losses into the second quarter of 2016 and possibly longer. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

•

expand our domestic selling and marketing activities;

•

continue the building of our websites/portals;

•

develop new products and technologies;

•

upgrade our operational and financial systems, procedures and controls;

•

hire additional personnel, including additional executive, administrative and technical staff; and

•

assume the responsibilities of being an operating public company.

We only recently commenced business operations. We have not yet generated any revenue. We will need to generate substantial revenues to achieve and maintain profitability. If we fail to generate such revenues, we will continue to experience losses indefinitely. We may not be able to achieve or maintain profitability. We also may fail to accurately estimate and assess our increased operating expenses as we expand our operations. If our operating expenses exceed our expectations, our financial performance will be adversely affected, which will likely cause the price of our common stock to decline.

ADDITIONAL FUNDING WILL BE DILUTIVE TO STOCKHOLDERS OR MAY IMPOSE OPERATIONAL RESTRICTIONS.

An additional equity financing will be dilutive to our stockholders and debt financing, if available, may involve pledging our assets and restrictive covenants, which may limit our operating flexibility. If additional funds are raised through the issuance of equity securities or securities convertible into or exercisable for equity securities, the percentage ownership of our then existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

WE RELY ON TRAFFIC TO OUR WEBSITE FROM SEARCH ENGINES SUCH AS GOOGLE, YAHOO! AND BING. IF OUR WEBSITE FAILS TO RANK PROMINENTLY IN UNPAID SEARCH RESULTS, TRAFFIC TO OUR WEBSITE COULD DECLINE AND OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines such as Google, Yahoo! and Bing. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. We believe that other websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our website could adversely impact our business and results of operations.

We expect that Google in particular will be the most significant source of traffic to our website. Our success will depend on our ability to maintain a prominent presence in search results for queries regarding local cannabis related businesses on Google. Google may remove links to our website from portions of its web search product, and may promote its own competing services, including Google’s local services, in its search results. Given the large volume of traffic to our website we are expecting from Google and the importance of the placement and display of results of a user’s search, if Google were to take any of these actions in the future, there could be a substantial negative effect on our business and results of operations.

IF USERS DO NOT VALUE THE QUALITY AND RELIABILITY OF THE CONTENT THAT WE DISPLAY ON OUR PLATFORM, THEY MAY STOP OR REDUCE THE USE OF OUR SERVICES, WHICH COULD ADVERSELY IMPACT THE GROWTH OF OUR BUSINESS.

Our success depends on the quality of the reviews and other content that we show on our platform, including whether they are helpful, up-to-date, unbiased, relevant, and reliable. If users do not value the content on our platform, they may stop or reduce the use of our services, and traffic to our websites will decline. If our user traffic declines, our advertisers may stop or reduce the amount of advertising on our platform. As a result, our business could be negatively affected if we fail to obtain high quality content, or if the content we display is perceived to be unhelpful, out-of-date, biased, irrelevant, or unreliable. We must therefore ensure that our services and features are attractive to users, and encourage them to contribute. In addition, users who contribute content to our platform may provide content to our competitors or subsequently remove their content from our platform. If they do so, the value of our content may decline relative to other available services, and our business may be harmed.

While we attempt to filter or remove content that may be offensive, biased, unreliable or otherwise unhelpful, we cannot guarantee the effectiveness or adequacy of these efforts. If we fail to filter or remove a significant amount of content that is biased, unreliable, or otherwise unhelpful, or if we mistakenly filter or remove a significant amount of valuable content, our reputation and brand may be harmed, users may stop using our services and our business and results of operations could be adversely affected.

OUR PRINCIPAL STOCKHOLDER OWNS A LARGE PERCENTAGE OF OUR VOTING STOCK AND COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL OR OTHER ACTIONS REQUIRING STOCKHOLDER APPROVAL, EVEN IF FAVORED BY OUR OTHER STOCKHOLDERS.

Immediately prior to this filing, our principal stockholder, Kae Yong Park, beneficially owned approximately 62% of our outstanding common stock. This stockholder is able to control all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

THERE HAS BEEN VIRTUALLY NO PUBLIC MARKET FOR OUR COMMON STOCK, AND ITS PRICE HAS BEEN AND IS EXPECTED TO BE HIGHLY VOLATILE.

There has been virtually no public market for our common stock, and we cannot assure you that an active public market for our common stock will develop or be sustained in the future. Our common stock is quoted in the over the counter market (OTCBB), the market for which is highly illiquid and the quoted price of our common stock is likely not indicative of the underlying value of our common stock.

The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including:

•

announcements of technological innovations or new services by us or our competitors;

•

demand for our services;

•

fluctuations in revenues/expenses;

•

changes in our pricing policies or those of our competitors;

•

changes in government regulations;

•

quarterly variations in our operating expenses;

•

our technological capabilities to accommodate any future growth in our operations or our customers; and

•

imbalances between the supply and demand for shares of common stock in the over the counter market.

Further, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies, and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. In the past, securities class action suits have been filed following periods of market volatility in the price of a company's securities. If such an action were instituted, we would incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, results of operations and financial condition.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

Sales of a large number of shares of our common stock in the market after the effectiveness of our pending Registration statement on form S-1, or the belief that these sales could occur, could cause a significant drop in the market price of our common stock. Of the 105,521,796 shares we had outstanding as of May 19, 2015, approximately 23,064,800 shares will become freely tradable upon the effectiveness under the Securities Act of the pending Registration Statement. Consequently, the price of our common stock could drop substantially following the effectiveness of the Registration Statement.

WE DO NOT INTEND TO PAY DIVIDENDS.

We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends in the foreseeable future. See "Dividend Policy" for additional information regarding our dividend policy.

BECAUSE WE EXPECT TO DERIVE SUBSTANTIALLY ALL OF OUR FUTURE REVENUE FROM DIRECTORY LISTING FEES FOR OUR SERVICES AS WELL AS ADVERTISING FEES FROM OUR WEBSITES/PORTALS, ANY FAILURE OF THESE SERVICES TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE WIDESPREAD MARKET ACCEPTANCE WILL SERIOUSLY HARM OUR BUSINESS.

We expect that our revenues will come from listing fees from our cannabis related directories, as well as from advertising fees from such directories. As we have only recently launched certain of our planned Website/Portals and several are still under construction, we currently have no subscribers or advertising revenue. Our ability to generate revenues depends on our ability to secure paid directory listings and establish our advertiser base. To do so, we must convince prospective advertisers of the benefits of our services. We must also convince prospective advertisers that our advertising services work to their benefit. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. Failure to establish our subscriber/advertiser base will harm our business.

We expect that advertisers will not typically have long-term obligations to purchase our services. In addition, we expect to rely heavily on advertising spending by small and medium-sized local businesses, which have historically experienced high failure rates and often have limited advertising budgets. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, lower priced competitors, perceptions that our advertising solutions are unnecessary or ineffective, declining advertising budgets, closures and bankruptcies. We must continually add new subscribers/advertisers both to replace advertisers who choose not to renew their advertising or who go out of business, or otherwise fail to fulfill their advertising contracts with us, and to grow our business. Our advertisers’ decisions to renew depend on a number of factors, including the degree of satisfaction with our services and their ability to continue their operations and spending levels. The ratings and reviews that businesses receive from our users may also affect advertising decisions by current and prospective advertisers. For instance, favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise, and unfavorable ratings and reviews, on the other, could discourage businesses from advertising to an audience they perceive as hostile or cause them to form a negative opinion of our services and user base which could discourage them from doing business with us.

If our advertisers increase their rates of non-renewal or if we experience significant advertiser attrition or contract breach, or if we are unable to attract new advertisers in numbers greater than the number of advertisers that we lose, our client base will decrease and our business, financial condition and results of operations would be harmed.

We may be unable to attain a sufficient number of subscribers and/or advertising customers to achieve our business objectives and we cannot assure you that sufficient numbers of subscribers and/or advertising customers will be acquired to achieve profitability. If we are unable to obtain a significant number of subscribers and/or advertising customers for our websites/portals, we will not realize the revenues we are expecting and there will be a material adverse effect on our business, results of operations and financial condition. As a result, if for any reason revenues from our cannabis directory related services or advertising do not materialize as rapidly as we anticipate, our operating results and our business will be significantly impaired. If our cannabis related directories or advertising services fail to meet the needs of our target customers, or if it does not compare favorably in price and performance to competing services, our growth will be limited.

Our services may not achieve market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new services. We cannot assure you, however, that we will be successful in achieving market acceptance of any new services that we bring to market or that we will be able to secure contracts for paid directory listings/advertising on our Websites/Portals. Furthermore, there is a possibility that diversifying our existing offerings could harm our business, results of operations and financial condition.

THE MARKET FOR OUR SERVICES IS EMERGING, AND IF WE ARE NOT SUCCESSFUL IN PROMOTING AWARENESS OF OUR SERVICES, OUR BUSINESS WILL NOT SUCCEED.

Although legalization of marijuana is a relatively recent development, there has been a great deal of public focus on legalization for both recreational and medicinal purposes. Although we believe that cannabis related businesses are acutely aware of the need to market their products and services, in order for us to attract subscribers to our directories and paid advertising customers, we need to actively promote these services, so as to increase awareness and acceptance of these services. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for these services due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors.

At this time, we do not have the capital necessary to actively promote and market our services, so we cannot assure you that we will be successful in this effort. If we are not successful in promoting market awareness and acceptance of our cannabis related directory and advertising services, it is unlikely that we will succeed in implementing our business plan. If cannabis related businesses do not recognize the need to market their products, then the market for our cannabis related directory and advertising services may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our cannabis related directory and advertising services is critical to achieving widespread acceptance of our services. Furthermore, we believe that the importance of product awareness will increase as competition in our market develops. Successful promotion of our services will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful services, at competitive prices.

If we fail to successfully promote our services, due to a lack of capital or otherwise, or if our expenses to promote and maintain such services are greater than anticipated, our results of operations and financial condition will suffer.

WE FACE COMPETITION FROM BETTER ESTABLISHED COMPANIES THAT MAY HAVE SIGNIFICANTLY GREATER RESOURCES, WHICH COULD PREVENT US FROM GENERATING REVENUE OR ACHIEVING PROFITABILITY.

The market for our services is competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of our services to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Our current principal online competitors are Weedmaps and Leafly, each an online directory of medical marijuana dispensaries and doctors. Neither Weedmaps nor Leafly currently serve the legal recreational market. Accordingly, we consider these companies as competitors only with respect to medical dispensaries/doctors, and not otherwise. Currently, Weedmaps and Leafly are much larger than we are and have substantially greater financial resources than we do. We believe that we will be able to compete effectively against these companies with respect to medical dispensaries/doctors, as we expect our pricing to be much lower than that offered by either of them. We are not currently aware of any other online directory of cannabis related products and services.

Many of our current and potential competitors enjoy substantial competitive advantages, such as:

•

greater name recognition and larger marketing budgets and resources;

•

established marketing relationships and access to larger customer bases; and

•

substantially greater financial, technical and other resources.

As a result, these competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

WE MAY NOT BE SUCCESSFUL IN SECURING LISTING RENEWALS, IN WHICH CASE OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

Our future success depends in part on achieving substantial revenue from listing fees for our cannabis related directory services. We anticipate that any listing fees for these cannabis related directory services will run on a monthly or annual renewal cycle. Our customers will have no obligation to renew their listings upon expiration of the monthly or annual renewal cycle. We cannot assure you that we will generate significant revenue from renewals. In order to achieve our long term revenue objectives, we will need to build a sizable base of customers that renew their listings at the end of each cycle. If we are unable to sell significant renewals, there will be a material adverse effect on our long term revenue potential and our operating results.

OUR TECHNOLOGY MAY FAIL TO KEEP PACE WITH THE RAPID CHANGE ASSOCIATED WITH THE INTERNET.

The success of our cannabis related directories/web portals will depend on the functionality and reliability of the technology incorporated into our websites/portals. Ongoing evolution of the Internet and search technologies will require us to continually improve the functionality, features and reliability of our technology. Any failure of our technology to keep pace with the rapid growth and technological change of the Internet/search technologies will impair the market acceptance of our directory and advertising services, which in turn will harm our business, results of operations and financial condition.

OUR EXISTING PERSONNEL AND INFRASTRUCTURE RESOURCES HAVE BEEN STRAINED BY OUR RECENT BUSINESS ACTIVITIES, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE THESE ACTIVITIES, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

We have recently experienced a period of increased operating activity, which has placed, and will continue to place, a strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage increased operational activity effectively. This will require us to hire and train additional personnel to manage our expanding operations, for which we do not currently have the necessary capital. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our operational growth, implementation of our business plan will be materially and adversely affected.

THE LOSS OF KEY EMPLOYEES AND TECHNICAL PERSONNEL OR OUR INABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our success depends in part upon the continued service of our senior management personnel, including our CEO, John Bluher. Our success will also depend on our future ability to attract and retain highly qualified technical, managerial and marketing personnel. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure you that we will continue to be successful in attracting or retaining such personnel. The loss of certain key employees, such as our CEO, or our inability to attract and retain other qualified employees could have a material adverse effect on our business.

IF WE ACQUIRE ANY COMPANIES OR TECHNOLOGIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

We may acquire or make investments in complementary companies, services and technologies in the future. We have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

•

difficulties in integrating operations, technologies, services and personnel;

•

diversion of financial and management resources from existing operations;

•

risk of entering new markets;

•

potential loss of key employees; and

•

inability to generate sufficient revenues to offset acquisition or investment costs.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

BECAUSE COMPETITION FOR OUR TARGET EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN THE HIGHLY SKILLED EMPLOYEES WE NEED TO SUPPORT OUR PLANNED GROWTH.

To execute our business plan, we must attract and retain highly qualified personnel. We need to hire additional personnel in virtually all operational areas, including sales and marketing, operations and technical support, customer service and administration. Competition for these personnel is intense, especially for persons with high levels of experience in designing and developing Internet-related services. We cannot assure you that we will be successful in attracting and retaining qualified personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

Our quarterly operating results will likely vary in the future as a result of fluctuations in any revenues and operating expenses. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our website development efforts and hire additional personnel. In addition, our operating expenses may fluctuate in the future, as a result of the following factors, among others:

•

a concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•

a concentration of general and administrative expenses, such as recruiting expenses and professional services fees; and

•

a concentration of website development costs.

As a result, it is possible that in some future periods, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock will likely decline.

BECAUSE WE EXPECT TO RECOGNIZE REVENUE FROM ANY FUTURE FEES FOR DIRECTORY LISTINGS RATABLY OVER THE TERM OF THE LISTING AGREEMENT, DOWNTURNS IN SALES MAY NOT BE IMMEDIATELY REFLECTED IN OUR REPORTED REVENUES.

We expect that a substantial portion of our future revenues will come from listing fees from our cannabis related directories (although we currently are not realizing any revenue from this service). Prospective customers will have the option to list on a monthly or an annual basis and may or may not renew their listings at the end of the period. For annual listings, we will bill customers for the entire listing period and would then recognize revenue from those annual listings over the terms of the listing period. As a result, we anticipate that a significant portion of any revenues we report in future quarters will be deferred revenue from listing agreements entered into and paid for during previous quarters. Because of this deferred revenue, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our cannabis related directories.

WE MAY BE SUED BY THIRD PARTIES FOR ALLEGED INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies and services may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan and thus could have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW SERVICES OR ENHANCEMENTS TO OUR EXISTING SERVICES AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

Our future success depends on our ability to develop new services or enhancements to our existing services that keep pace with rapid technological developments and that address the changing needs of our customers. We will need to continuously modify and enhance our technologies to keep pace with changes in Internet-related software, browser and search engine technologies. We may not be successful in either developing such services or timely introducing them to the market. In addition, uncertainties about the timing and nature of new technologies, or modifications to existing technologies, could increase our research and development expenses. The failure of our services to operate effectively with existing and future technologies will limit or reduce the market for our services, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

OTHER VENDORS MAY DEVELOP SERVICES SIMILAR TO OURS, AND THEREBY REDUCE DEMAND FOR OUR SERVICES.

In the future, search engine providers may enhance or develop services that include functions that are currently provided by our services. If users of our directories are able to effectively locate cannabis related products and services through advanced search engine applications, the demand for our and services could decrease. Furthermore, even if our technology provides greater functionality and is more effective than services offered by search engine companies, potential customers might accept this limited functionality in lieu of purchasing enhancements of our services.

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR SERVICE DISRUPTIONS THAT COULD HARM OUR BUSINESS.

The servers we utilize are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process searches. Such events could be very expensive to remedy, could damage our reputation and could discourage existing and potential customers from using our services. We may experience break-ins in the future. Any such events could substantially harm our business, results of operations and financial condition.

BECAUSE OUR SYSTEMS ARE COMPLEX AND MAY BE DEPLOYED IN A WIDE VARIETY OF ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT USERS IDENTIFY AFTER DEPLOYMENT, WHICH COULD HARM OUR REPUTATION AND OUR BUSINESS.

Systems as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors/defects in our systems, and we may find such errors/defects in the future. The occurrence of errors/defects could adversely affect sales of our services and divert the attention of web development personnel from our website development efforts and cause significant customer relations problems.

RISKS RELATED TO OUR INDUSTRY

EVOLVING REGULATION OF THE CANNABIS INDUSTRY MAY AFFECT US ADVERSELY.

The state laws, rules and regulations governing the possession, use, sale and distribution of cannabis and products which may contain cannabis are constantly changing and evolving.  The medicinal use of cannabis has been legalized in 23 states and Washington D.C. (with legislation to legalize medicinal use pending in 13 states) and four states have legalized the use of cannabis for recreational purposes; but, pursuant to the federal Controlled Substances Act (“CSA”), the possession, use, sale and distribution of cannabis for recreational or medicinal purposes remains unauthorized and illegal.  However, the state laws which authorize and regulate (or prohibit) the possession, use, sale and distribution of cannabis, as well as the federal laws prohibiting the same do not apply to our business as we will not at any time engage or participate in the possession, cultivation, sale or distribution of cannabis or products which may contain cannabis.

Nevertheless, as the cannabis industry continues to evolve, increased regulation and oversight by local, state and federal agencies is likely.  For example, more stringent local or state regulation of the cannabis industry could adversely affect the industry which would in turn adversely affect our business.  In addition, because the industry is in its infancy, the enforcement of the CSA as it relates to those using and engaging in the cannabis industry, by the Department of Justice, also remains an area of uncertainty.  For example, although we believe it unlikely, if the US Federal Government were to enforce the CSA on a nationwide basis, the cannabis industry would in effect be abolished, which would have a material and adverse effect on our business, making it unlikely that we would be able to continue.

EVOLVING REGULATION OF THE INTERNET AND CELLULAR INDUSTRIES MAY AFFECT US ADVERSELY.

There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection that could affect us. Imposition of Internet and cellular use or other charges imposed by government agencies or by private organizations for accessing the Internet and cellular services could have a negative impact on our business. Laws and regulations applying to the solicitation, collection or processing of personal or consumer information could affect our activities. Furthermore, any regulation imposing additional fees for Internet or cellular use could result in a decline in the use and viability of Internet and cellular communications, which could have a material adverse effect on our business, results of operations and financial condition.

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART ON THE CONTINUED GROWTH AND ACCEPTANCE OF THE INTERNET AND CELLULAR TECHNOLOGY AS INFORMATION GATHERING TOOLS.

Our revenues will depend in part on the continued acceptance of the Internet and cellular services as information gathering tools for individuals. The Internet and cellular systems may not continue to be viable media due to inadequate development of the necessary infrastructure, or timely development of complementary products, such as high-speed modems. Additionally, the Internet and cellular systems could be adversely affected as information tools due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet/cellular activity, security, reliability, cost, ease-of-use, accessibility, and interest in Internet usage and quality-of-service. If the Internet and cellular services do not continue to be widespread informational media, demand for our Internet based directory and advertising services could be significantly reduced, which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 Not Applicable.

ITEM 2:  PROPERTIES

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo, Inc., our former parent company and a significant shareholder. Through June 30, 2014, we were renting approximately 1,150 square feet of space on a month-to-month basis for $3,500 per month. Effective July 1, 2014 until April 1, 2015, we rented approximately 3,235 square feet of space for monthly rent of $4,500. Beginning April 1, 2015, we began occupying approximately an additional 3,000 square feet of space for no additional rent.  Effective May 19, 2015, we entered into an agreement with Kuboo, Inc. under which we rent approximately 6,100 square feet on a month to month basis for $11,500 per month.  Under this arrangement, the landlord pays taxes, utilities and maintenance and repairs.

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

ITEM 4:   MINE SAFETY DISCLOSURES

 Not Applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares were approved for quotation on the OTC Bulletin Board (OTCBB) of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “NCAP” on May 12, 2009.  There is currently limited trading for shares of our common stock.  Management expects an increase in market trading for our common stock as operations continue to grow.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  For information regarding the requirements for resale under Rule 144, see the heading “Rule 144” below.

The following table sets forth, for the periods indicated , the high and low closing quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
	High	Low
2014 January 1 – March 31	3.76	.06
April 1 – June 30	1.50	.60
July 1 - September 30	2.90	1.41
October 1 – December 31	1.75	1.01

2013 January 1 - March 31.07		.06
April 1 – June 30.21		.06
July 1- September 30.22		.15
October 1 – December 31.15		.06

These prices were obtained from the finance portal, Yahoo! Finance, and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

At May 19, 2015 we had approximately 164 shareholders of record, not including an indeterminate number of holders who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

The unregistered securities were sold by us during the last three years are as follows:

Between March 1 and August 21, 2014, we sold 5,034,000 shares in private transactions at a per share price of $.25, solely to “accredited investors” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended. The company issued an aggregate of 305,800 shares of common stock in satisfaction of finders fees incurred in connection with these sales of securities.

Between March 31 and January 2, 2015, we issued 1,455,800 shares in private transactions for services rendered, at an imputed per-share price of $.25, being the per share price at which we had then most recently sold shares in private transactions. These shares were issued solely to “accredited investors” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended.

Between April, 22 and September 10, 2014, we sold an aggregate of 450,000 shares of common stock in private transactions upon the exercise of outstanding warrants at a per share price of $.20, solely to “accredited investors” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended.

Between April 3 and April 15, 2014, we issued 3,730,000 shares in cancellation of an equal number of shares of NCAP Security Systems, Inc., our sister company. These shares were issued solely to “accredited investors,” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended, in full and complete satisfaction of any and all amounts that could be claimed in relation to the surrendering shareholders’ investment in NCAP Security Systems, Inc. We valued these shares at $.25, being the price per share at which we had then most recently sold shares in private transactions.

On June, 23, 2014, we issued an aggregate of 78.5 million shares to a single accredited investor (Kae Yong Park) as partial consideration for the acquisition of approximately 7,500 cannabis related internet domain names. On May 2, 2014, the date we executed the acquisition agreement, we most recently sold shares in private transactions at $.25 per share. This price is not necessarily indicative of the value of our common shares as of such date.

Between September 4 and September 30, 2014, we sold 3,250,000 shares in private transactions at a per share price of $.25, solely to “accredited investors” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended. In connection with these sales, between September 4 and September 22, 2014, Kae Yong Park transferred (without payment of additional consideration by the investors) 3,250,000 shares to the persons who purchased an equivalent number of shares from us at a per share price of $.25. We paid Kae Yong Park an aggregate of $65,000 as consideration for her transferring such shares of our common stock to these purchasers.

Between September 5 and September 12, 2014,  we sold an aggregate of 525,000 shares of common stock in private transactions upon the exercise of outstanding warrants at a per share price of $.20, solely to “accredited investors” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended. In connection with these sales, between September 5 and September 12, 2014, Kae Yong Park transferred (without payment of additional consideration by the investors) 525,000 shares to the persons who purchased an equivalent number of shares from us upon exercise of warrants at a per share price of $.20. We paid Kae Yong Park an aggregate of $10,500 as consideration for her transferring such shares of our common stock to these purchasers.

Between January 5 and March April 3, 2015, we sold an aggregate of 1,191,000 shares in private transactions at an average per share price of $.25, for gross proceeds of $294,000, solely to “accredited investors” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended.

We believe that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure the reader that such expectations will occur. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Overview

On June 23, 2014, the Company acquired approximately 7,500 cannabis related Internet domain names from Kae Yong Park (who became our majority shareholder in connection with such acquisition). The list of domain names we acquired is filed as Exhibit 99.3 to the Form 8-K Current Report filed with the Commission on June 25, 2014. In consideration of the acquisition of these assets from Kae Yong Park, we issued her 78.5 million shares of our common stock. In addition, we issued a promissory note in the aggregate principal amount of $500,000, the payment of $400,000 of which is contingent upon our achieving $150,000 in monthly revenues. See Note 13 (Notes Payable Related Party) and Note 9 (Commitments and Contingencies), in each case to the financial statements for the year ended December 31, 2014 filed herewith.

The note was amended and restated to provide that the first $100,000 installment payment due under the Note would be made July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the note. Kae Yong Park has waived the requirement that the Company pay the $100,000 due under the Amended and Restated Note, until August 25, 2014. Such $100,000 has since been paid to Ms. Park. The remaining balance of $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue.

The Company has already launched several websites and portals and intends to build additional websites/portals around its owned internet domain names. These websites/portals will serve as directories for businesses engaged in the lawful sale and distribution of cannabis and hemp related products.

The Company was previously a “shell company” within the meaning of applicable securities laws. The Company has ceased to be a “shell company” within the meaning of applicable securities laws in that the Company has raised capital, hired employees, leased space, acquired domain names, including prior to the acquisition described herein, engaged consultants and advisors, completed the construction and launch of its primary website, “WeedDepot.com’, negotiated vendor relationships and conducted extensive sales and marketing related activities, including through search engine optimization, direct selling efforts, direct mail, electronic mail, social media, and online advertising.

Recent Developments

In addition to the asset acquisition and commencement of business operations described above, the Company has between March, 2014 and December, 2014 sold 9,259,000 shares of its common stock, for aggregate gross proceeds of $2,266,000, including 975,000 shares sold upon exercise of outstanding warrants to purchase common stock at an exercise price of $.20 per share. In addition, between January 5 and May 19, 2015, we have raised $294,000 from the sale of 1,191,000 shares of common stock at an average per share price of $0.25. In addition, between December 31 and May 19, 2015, Kae Yong Park, our majority shareholder, and her spouse, Howard R, Baer, made $454,500 of unsecured cash advances to us to fund our basic operations, $93,000 of which has been repaid, leaving a balance due of $361,500, as of May 19, 2015. The Company has used these limited funds to fund its basic operations on a scaled back basis.

Since December 31, 2014 and through May 19, 2015, the Company’s majority stockholder, Kae Yong Park, and her spouse, Howard. R. Baer (collectively, “Park”), have advanced the Company $444,500, including $158,000 advanced since May 14, 2015, on an unsecured and non-interest bearing basis, of which $93,000 has been repaid, leaving a balance due of $361,500 at May 19, 2015.

As of May 19, 2015, the Company was indebted to Park in the aggregate the amount of $361,500, including $158,000 advanced since May 14, 2015. To evidence this indebtedness, on May 19, 2015, the Company issued Park a non-interest bearing, unsecured demand promissory note in the principal amount of up to $403,500 ($361,500 currently outstanding) (“Company Note”).  Unpaid principal under the Company Note is due and payable upon the earlier to occur of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise.

The additional $158,000 in advances after May 14, 2015 were made pursuant to an agreement entered into with the Company on May 15, 2015 (the “Funding Agreement”).  Under the Funding Agreement, Park committed to advance the Company a minimum of $200,000, on an unsecured and non-interest bearing basis, subject to Park’s receipt of funding from a third party lender of $300,000.  On May 14, 2015, Park secured a commitment from a third party (“Park Lender”) to advance Park $300,000 in two tranches, $100,000 on May 14, 2015 and $200,000 on or before May 22, 2015. Park advanced $100,000 to the Company on May 15, 2015 and advanced an additional $58,000 on May 18, 2015.

Beyond the $200,000 commitment made in the funding agreement, neither Ms. Park nor Mr. Baer are under any obligation to provide any further funding to the Company. The Company has an immediate and urgent need for additional capital.  See “Liquidity and capital Resources.”

Critical Accounting Policies and Significant Judgments and Estimates

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described below. We anticipate that the following accounting policies will require the application of our most difficult, subjective or complex judgments:

Basis of Presentation

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information. The Company has chosen to early adopt this standard effective this filing.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Provision for income taxes consists of federal and state income taxes in the United States. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to fair values of financial instruments, taxes, and contingent liabilities, among others. We base our estimates on the limited historical experience we have and on other assumptions that are believed to be reasonable, the results of which formed the basis for making judgments about the carrying values of our assets and liabilities.

Results of Operations

As we only commenced our business operations in March, 2014 (and were previously a shell company), we have no meaningful historical business operations, with which to compare the current and prior fiscal year. Since we have no comparable historical business operations, except as otherwise disclosed below, the following disclosure omits discussion of income from continuing operations, expenses and other matters related to “results of operations,” as well as information relating to the statement of cash flows, as we do not believe that analysis of this information would be meaningful to investors.

Liquidity and Capital Resources

As of December 31, 2014 and May 19_, 2015, we had only minimal cash on hand. Consequently, we have an immediate and urgent need for additional capital. We recently depleted the proceeds remaining from the sale of 9,259,000 shares of common stock, for aggregate gross proceeds of $2,249,750, including 975,000 shares sold upon exercise of outstanding warrants to purchase common stock at an exercise price of $.20 per share. As disclosed above, in order to fund our basic operations, (i) since January 5, 2015, we have raised $294,000 from the sale of 1,191,000 shares of common stock at an average per share price of $.25, and (ii) between December 31 and May 19, 2015, Kae Yong Park, our majority shareholder, and her spouse, Howard Baer,  have collectively made $454,500 of unsecured cash advances to us, $93,000 of which has been repaid, leaving a balance due of $361,500, as of May 19, 2015.

As we only recently commenced our business operations in March, 2014, we have not yet realized significant operating revenues. We are however incurring significant costs and expenses in connection with the establishment of our new business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations.

As we only recently commenced our business operations in March, 2014, we have not yet realized significant operating revenues. We are however incurring significant costs and expenses in connection with the establishment of our new business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations.

During the year ended December 31, 2014, our operating activities used $1,537,239 in cash (or approximately $150,000 per month during the ten months we were operating in 2014). Our operations will use increasing amounts of cash in coming quarters as we further ramp up our operations, at least until we are able to generate revenue from our operating activities.

During the year ended December 31, 2014, our investing activities (comprised primarily of website development and domain name purchases) used $516,321 (or approximately $51, 000 per month during the ten months we were operating in 2014).

Accordingly, during the year ended December 31, 2014, our operating and investing activities used in the aggregate approximately $2,054,000 (or $200,000 per month during the ten months we were operating in 2014). We expect our operating and investing activities to consume an increasing amount of cash as we continue to ramp up our operating activities.

Our operations will use increasing amounts of cash in coming quarters as we further ramp up our operations, unless and until we are able to generate revenue from our operating activities. For example, in August, 2014, we hired a new CEO, at a monthly base salary of approximately $28,500 (including a $3,500 non-accountable expense allowance), representing a significant increase in our monthly operating cash requirements.

Based on our current business plan, we anticipate that our operating and website development activities will use approximately $300,000 in cash per month over the next twelve months, or $3.6 million. We currently have only minimal cash on hand.    We believe that our operations will not begin to generate positive cash flows until at least the second quarter of 2016.  Accordingly, we have an immediate and urgent need for capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have no meaningful revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, we expect that our operations will begin to generate revenues during the second quarter of 2016, which should ameliorate our liquidity deficiency.  If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 2 to the Financial Statements - Liquidity/Going Concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $150,000 in website development expenditures over the next 12 months (included in the $3.6 million estimate of cash required over the next twelve months). The purpose of these expenditures will be for the development of various Websites/portals we intend to create and acquisition of additional domain names.

We expect to fund these website development expenditures through a combination of cash flows from operations and proceeds from equity financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our website development expenditures, in which case, there could be an adverse effect on our business and results of operations.

We expect to raise additional funds in the near term from the further sales of shares of common stock. Additional sales of common stock will reduce the percentage interest of existing shareholders in our company. Although it is possible, we do not believe it is likely that we will raise funds through the sale of debt securities in the near term.

As described above, In June, 2014, we issued Kae Yong Park a promissory note in the principal amount of $500,000, as partial consideration for the acquisition of approximately 7500 cannabis related internet domain names. We have since paid $100,000 in principal to Ms. Park. The remaining balance of $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month we realize at least $150,000 in gross revenue. This remaining $400,000 balance is currently classified as a noncurrent liability. We believe that we will be able to make the approximate $11,000 monthly payment when (and if) we achieve the monthly $150,000 revenue threshold which triggers our repayment obligation.

In addition, as described above, we are currently indebted to Kae Park, our majority shareholder, and Howard Baer, her spouse, in the aggregate amount of $361,500.  This promissory note evidencing this indebtedness is non-interest bearing and payable on demand

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the years ended December 31, 2014 and 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northsight Capital, Inc.

We have audited the accompanying balance sheet of Northsight Capital, Inc. (“the Company”) as of December 31, 2014 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Northsight Capital, Inc. as of December 31, 2014, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements as of December 31, 2014, accumulated losses and sustained negative cash flow from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northsight Capital, Inc.

We have audited the accompanying balance sheet of Northsight Capital, Inc. (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northsight Capital, Inc. as of December 31, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from incorporation through December 31, 2013. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 15, 2014

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash	$20,690	$-
Prepaid expenses	31,500	-
Total Current Assets	52,190	-

Property and equipment, net of $1,471 depreciation	10,966	-
Web Development Costs, net of $11,250 amortization	327,912	-
Total Assets	$391,068	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$34,639	$61,730
Accounts payable and accrued expenses – related party	56,676	-
Total Current Liabilities	91,315	61,730

Noncurrent Liabilities
Notes payable – related party	400,000	-
Total Liabilities	491,315	-

Commitments and Contingencies

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 104,019,196 and 12,500,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	104,019	12,500
Subscription receivable	-	(50,000)
Additional paid-in capital	10,536,221	717,419
Accumulated deficit	(10,740,487)	(741,649)
Total Stockholders' Deficit	(100,247)	(61,730)
Total Liabilities and Stockholders' Deficit	$391,068	$-

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,	December 31,
	2014	2013

Revenues	$48	$-

Operating Expenses:
General administrative	2,144,567	5,561
Settlement expense	932,500	-
Consulting expense - related party	4,675,500	-
Executive compensation	1,836,500	-
Professional fees	325,226	35,815
Rent - related party	34,000	-
Travel	50,522	-
Total operating expenses	9,998,815	41,376

Loss from operations	(9,988,767)	(41,376)

Other Income (Expense)
Interest expense	(71)	-
Forgiveness of debt	-	4,500
Total Other Income (Expense)	(71)	4,500

Net Loss Before Income Taxes	(9,998,838)	(36,876)

Income tax	-	-

Net Loss After Income Taxes	$(9,998,838)	$(36,876)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	65,311,989	12,500,000
Loss per Common Share - Basic and Diluted	$(0.15)	$(0.01)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(9,998,838)	$(36,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,471	-
Amortization of web development costs	11,250	-
Impairment of domain registrations	353,722	-
Gain on forgiveness of debt	-	(4,500)
Stock issued for release	932,500	-
Stock issued for compensation	2,296,500	-
Stock issued for consulting	4,599,000	-
Stock issued for contract labor	219,000	-
Corporate expenses paid by shareholders	71	36,936
Changes in operating assets and liabilities:
Prepaid expenses	(31,500)	2,363
Accounts payable and accrued expenses	22,909	2,077
Accounts payable - related party	56,626	-
Net Cash Used In Operating Activities	(1,537,239)	-
Cash Flows From Investing Activities
Purchase of property and equipment	(12,437)	-
Purchase of web development costs	(339,162)	-
Purchase of domain registrations	(164,722)	-
Net Cash Used In Investing Activities	(516,321)	-
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	2,054,750	-
Payments for stock repurchase Proceeds from warrant exercise	(75,500) 195,000	-
Payments to notes payable - related party	(100,000)	-
Net Cash Provided by Financing Activities	2,074,250	-
Net Increase In Cash	20,690	-
Cash, Beginning of Period	-	-
Cash, End of Period	$20,690	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Issuance of common stock for domain names	$189,000	$-
Issuance of note payable for domain names	$500,000	$-
Cancellation of shares returned to company	$1,676	$-
Finder’s fees settled with stock	$97,200	$-
Subscriptions receivable – related party	$50,000	$-

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2012	12,500,000	$ 12,500	$ 680,483	$ (50,000)	$ (704,773)	$ (61,790)

Contributed capital	-	-	36,936	-	-	36,936
Net loss for the year ended December 31, 2013	-	-	-	-	(36,876)	(36,876)

Balance, December 31, 2013	12,500,000	$ 12,500	$ 717,419	$ (50,000)	$ (741,649)	$ (61,730)

Common stock sold, net offering costs	8,284,000	8,284	2,046,466	-	-	2,054,750
Common stock issued for warrants exercised	975,000	975	194,025	-	-	195,000
Common stock issued for domain names	78,650,000	78,650	110,350	-	-	189,000
Common stock issued for release	3,730,000	3,730	928,770	-	-	932,500
Common stock issued for compensation	1,250,000	1,250	2,295,250	-	-	2,296,500
Common stock issued for consulting by majority shareholder	-	-	4,599,000	-	-	4,599,000
Common stock issued for contract labor by majority shareholder	-	-	219,000	-	-	219,000
Issuance of note payable for domain names	-	-	(500,000)	-	-	(500,000)
Finders Fees settled with stock	305,800	306	(306)	-	-	-
Payments for stock repurchase	-	-	(75,500)	-	-	(75,500)
Cancellation of shares	(1,675,604)	(1,676)	1,676	-	-	-
Corporate expenses paid by shareholders	-	-	71	-	-	71
Accounts payable to former shareholders forgiven	-	-	-	50,000	-	50,000
Net loss for the year ended December 31, 2014	-	-	-	-	(9,998,838)	(9,739,838)

Balance, December 31, 2014	104,019,196	$ 104,019	$ 10,536,221	$ -	$ (10,740,487)	$ (100,247)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Northsight Capital Inc. (“Northsight” or “the Company”) was incorporated in the State of Nevada on May 21, 2008. In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result, became its parent company. On June 25, 2014, the Company completed the acquisition of approximately 7500 cannabis related Internet domain names, in exchange for which the Company issued 78.5 million shares of its common stock and a promissory note in the principal amount of $500,000. As a result of this transaction, the seller of the domain names became an 81% stockholder of the Company. Kuboo, Inc. continues to be a significant stockholder of the Company.  John Bluher, a director of Kuboo, Inc., is our Chief Executive Officer (“CEO”) and member of our board of directors.  John Venners, a director of Kuboo, Inc., also sits on our board of directors.  See Note 13 - Related Party Transactions.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts and valuations of intangible assets, among others. Actual results could differ from those estimates.

Risk and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of December 31, 2014 and 2013, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include service contracts paid in advance.

Property and Equipment/Web Development Costs

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the respective assets or, in the case of leasehold improvements, the remaining lease term, if shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed and the resulting gains or losses are recorded as part of other income or expense in the statements of operations. Repairs and maintenance costs are expensed as incurred.

The estimated useful lives of the property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Furniture, fixtures and equipment	3 years
Web development costs	5 years

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted future cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. The Company fully impaired its long-lived assets of $353,722 during the year ended December 31, 2014.

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

·	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of an order from the Company’s distributors, resellers or customers.

·	Delivery has occurred. Delivery is deemed to have occurred when title and risk of loss has transferred, either upon shipment of products to customers or upon delivery.

·	The fee is fixed or determinable. The Company assesses whether the fee is fixed or determinable based on the terms associated with the transaction.

·	Collection is reasonably assured. The Company assesses collectability based on credit analysis and payment history.

Advertising and Promotion

Advertising and promotion expenses include digital and print advertising, trade show events, endorsements and sponsorships, and promotional giveaways. Advertising costs are expensed as incurred unless they cover a specific period of time, in which case they are amortized over the service period. Advertising costs of $25,909 and $0 were incurred for the years ended December 31, 2014 and December 31, 2013, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2014 and 2013.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying financial statements at December 31, 2014 and 2013.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable.  In this context, the Company defines probability as circumstances under which events are likely to occur.  In regards to legal costs, we record such costs as incurred.

Earnings per Share Policy

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

The calculation of diluted net loss per share excludes all warrants as of December 31, 2014 and 2013, since their effect is anti-dilutive.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-10, which reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information. The Company has chosen to early adopt this standard as of these financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company has not yet selected a transition method nor has determined the effect of ASU 2014-09 on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company has accumulated losses of $10,740,487 and have had sustained negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2014, the Company raised approximately $2.2 million in capital through the sale of its common stock and exercise of warrants.  Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) eventually to generate profits from operations.

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

NOTE 3 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350-50, during the year ended December 31, 2014, the Company capitalized $339,162 towards the development of various websites, including a website on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. The Company recorded website development expenses of $91,211 which is included in general and administrative expenses during the year ended December 31, 2014.

The Company amortizes web development costs over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $11,250 related to several web sites put into service during the year ended December 31, 2014.

	As of December 31, 2014	As of December 31, 2013	Amortization Period
Web development costs	339,162	-	5 years
Less: Accumulated depreciation	(11,250)	-
	$327,912	$-

During the year ended December 31, 2014, the Company capitalized $353,722 incurred in connection with the purchase of rights for certain internet domain names. Domain name assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Due to the uncertainty of Company’s ability to generate future cash flows through the rental of its domain names, the Company recorded full impairment charges of $353,722, which is included in general and administrative expenses, related to these assets during the year ended December 31, 2014.  The Company does not have any intangible assets at December 31, 2014 or 2013 not subject to amortization.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and 2013:

	As of December 31, 2014	As of December 31, 2013	Estimated Useful Life
Furniture and equipment	12,437	-	3 years
Total	12,437	-
Less: accumulated depreciation	(1,471)	-
	$10,966	$-

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $1,471 during the year ended December 31, 2014.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At December 31, 2014, the Company had a balance in related party accounts payable and accrued expenses of $56,676 which consisted of the following:

Party Name:	Relationship:		Amount
Kae Park	Majority shareholder	Consulting fees	$9,500
Kae Park	Majority shareholder	Advances	10,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent, contract labor	37,176
			$56,676

NOTE 6 – NOTES PAYABLE RELATED PARTY

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The note originally bore interest at the rate of 3.25% per annum and the first $100,000 of which was payable upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity). The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue (see Note 9 - Commitments and Contingencies).

On July 25, 2014, the Company amended and restated its promissory note in the principal amount of $500,000 owing to Kae Yong Park (the Company’s majority shareholder) to provide that it would make the first $100,000 installment payment due under the Note on July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the note. Thereafter, Kae Yong Park waived the requirement that the Company pay the $100,000 due under the Amended and Restated Note until August 25, 2014, at which time it was paid.  The Company subsequently recaptured all previously recorded interest expense related to the note.

NOTE 7 - EQUITY

On July 21, 2014, the Company amended its Certificate of Incorporation to increase the number of its authorized shares from 100,000,000 to 200,000,000. The Company also eliminated its authorized preferred shares.

During the year ended December 31, 2014, the Company sold 8,284,000 shares of its common stock for $2,029,750 in gross cash proceeds. The Company incurred a finder’s fees of $116,450, which the company has satisfied as follows: $16,250 in cash, $76,450 through the issuance of 305,800 shares of common stock.  During this time period, the Company also received $195,000 from the exercise of outstanding warrants to purchase 975,000 shares of common stock, at an exercise price of $.20 per share.

In connection with certain security sales during the year ended December 31, 2014, the Company entered into an agreement with the Kae Park, the Company’s controlling shareholder, pursuant to which, in exchange for payment from the Company of $75,500 (or $0.02 per share), the shareholder transferred to each purchaser of the Company’s securities that number of shares of common stock equal to the number of shares the purchaser purchased directly from the Company. The purchasers did not pay Ms. Park any consideration for these transfers. Consequently, in connection with the Company’s sale of an aggregate 3,775,000 shares of common stock, Ms. Park transferred an aggregate of 3,775,000 shares of common stock to the purchasers in the offerings. The company has accounted for this transaction as a purchase of treasury stock followed by the immediate reissuance of the acquired shares for no consideration.

During the year ended December 31, 2014, the Company issued an aggregate 78,650,000 shares of its common stock for purchases of domain names.

During the year ended December 31, 2014, the Company issued an aggregate of 1,150,000 shares of common stock valued at $2,061,350 to two employees, pursuant to their employment agreements.

In April, 2014, certain shareholders of the Company surrendered to the Company for cancellation 1,675,604 shares of the Company’s common stock in accordance with the April 2014 Agreement described in the Company’s Current Report on Form 8-K filed with the Commission April 15, 2014.

In April, 2014, the Company issued an aggregate of 3,730,000 restricted shares of its common stock to the shareholders of NCAP Security Systems, Inc. (other than Kuboo, Inc., its parent company), in cancellation of an equal number of shares of NCAP Security Systems, Inc. The Company’s common shares were issued in full and complete satisfaction of any and all amounts that could be claimed in relation to the shareholders’ investment in NCAP Security Systems, Inc. The Company recorded non-cash settlement expense of $932,500 in connection with this transaction.

In May 2014, the Company entered into an asset purchase agreement to acquire approximately 7,500 cannabis-related internet domain names in exchange for 78.5 million shares of the Company’s restricted common stock and other considerations (see Note 13 – Related Party Transactions).

In September 2014, Kae Yong Park, the Company’s majority shareholder gifted an aggregate of 2,200,000 shares of common stock to certain persons who are employees or otherwise related to the Company.  The shares gifted were as follows:  2,000,000 shares to John Venners, one of our directors who is also the President and CEO of Kuboo, Inc., (one of our significant shareholders), 100,000 shares to John Gorman, one of our employees and a former director, and 100,000 shares to Lauren Barth, an employee of the Kuboo, Inc. who provides contract labor to the Company through Kuboo, Inc.  The Company recognized expense of $4,599,000 and $219,000 ($2.19 per share) for the fair market value of these shares as (i) related party consulting expense and (ii) general contract labor, respectively.

NOTE 8 – WARRANTS

At December 31, 2014, all pre-existing warrants outstanding have expired. These warrants had a term of three years and were issued in connection with the payment of certain Company expenses by Kuboo during the quarter ended September 30, 2011 and were subsequently transferred to certain investors.

On September 9, 2014, the company granted 400,000 warrants with an exercise price of $0.20 to an investor.  These warrants were immediately exercised upon receipt.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2014 and changes during year then ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life
Outstanding, December 31, 2013	1,225,000	$.20	0.75
Granted	400,000.20		0.05
Expired/Cancelled	(650,000)	.20	-
Exercised	(975,000)	.20	-
Outstanding, December 31, 2014	-	$-	-
Exercisable, December 31, 2014	-	$-	-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In May 2014, The Company entered into an asset purchase agreement pursuant to which it agreed to pay the seller $9,500 per month for a period of 12 months, for consulting services to be provided. This agreement also requires the Company to pay a monthly royalty equal to six percent of gross monthly revenues over $150,000. The royalty payment is payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000 (see Note 13 - Related Party Transactions).

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

On August 13, 2014, John Bluher became CEO of the Company. His agreement with the Company calls for a base salary of $25,000 per month, a non-accountable monthly expense allowance of $3,500, the issuance of 400,000 shares of Company common stock upon becoming CEO, and the issuance of an additional 750,000 shares of common stock in three equal installments of 250,000 each on October 1, 2014, January 1, 2015 and April 1 2015.

NOTE 10 – STOCK-BASED COMPENSATION

Restricted Stock Granted to Employees

The activity of restricted stock granted to employees pursuant to employment agreements:

Number of Shares
Shares unvested – December 31, 2013	-
Granted	1,650,000
Issued	(1,150,000)
Shares unvested – December 31, 2014	500,000

On August 13, 2014, John Bluher became CEO of the Company. His agreement with the Company calls for a base salary of $25,000 per month, a non-accountable monthly expense allowance of $3,500, the issuance of 400,000 shares of Company common stock upon becoming CEO, and the issuance of an additional 750,000 shares of common stock in three equal installments of 250,000 each on October 1, 2014, January 1, 2015 and April 1 2015.

On August 13, 2014, Alex Mardakian became CMO of the Company. His agreement with the Company calls for a base salary of $15,000 per month and the issuance of 500,000 shares of Company common stock upon becoming CMO.

NOTE 11 – NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average shares of common stock outstanding during each period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding option and warrant contracts. For the years ended December 31, 2014 and 2013, the Company reflected a net loss, and the effect of considering any common stock equivalents would have been anti-dilutive. Therefore, a separate computation of diluted net loss per share is not presented.

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2014	2013
Warrants (exercise price - $0.20/share)	-	1,225,000
Total common stock equivalents	-	1,225,000

NOTE 12 – INCOME TAXES

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

At December 31, 2014 and 2013, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $2,327,000 and $742,000, respectively. These losses are available for future years and expire through 2033.  Pursuant to Internal Revenue Code Section 382, utilization of these losses may be severely or completely limited due to more than 50% ownership changes in 2014, 2011 and 2010.

The deferred tax asset at December 31, 2014 and 2013 is summarized as follows:

Income Tax Footnote	12/31/2014	12/31/2013
Cumulative NOL	$(2,327,008)	$(741,614)

Deferred Tax assets:
(34% Federal, 7% Avg. Corp. Rate)
Net operating loss carry forwards	(4,400,148)	(303,824)
Stock/options issued for services	2,914,668	-
Stock/options issued for release	382,027	-
Depreciation and amortization	5,212	-
Impairment Expense	144,913	-
Valuation allowance	953,328	303,824
	$-	$-

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of approximately $953,000 and $304,000 at December 31, 2014 and 2013, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of approximately $650,000 is primarily attributable to the Company’s net operating loss during the year ended December 31, 2014.

The components of the income tax provision for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Book income (loss) from operations	$(4,096,324)	$(15,107)
Stock/options issued for services	2,914,668	-
Stock/options issued for release	382,027	-
Depreciation and amortization	5,212	-
Impairment Expense	144,913	-
Change in valuation allowance	649,504	15,107
	$-	$-

NOTE 13 – RELATED PARTY TRANSACTIONS

By way of background, Kuboo, Inc., our former majority shareholder, acquired 10,000,000 shares of our common stock on May 31, 2011 for $250,000 in cash, and in connection therewith, acquired control of our company.  During the year ended December 31, 2013, Kuboo, Inc. paid $36,936 on our behalf in payment of our operating expenses, consisting primarily of professional and other fees related to being a public company. These payments were treated as a contribution to our capital. Kuboo, Inc. paid $71 of our expenses during the year ended December 31, 2014. John Bluher, a member of our board of directors and our CEO, is Chairman of the Board of Kuboo.  John Venners, also member of our board, and his spouse, Angela McGlowan, are each a member of the Board of Directors of Kuboo, Inc. Mr. Venners is also President and CEO of Kuboo, Inc. As of March 25, 2015, Kuboo owns 5,970,000 shares of our outstanding common stock (or about 5.7%).  Accordingly, Kuboo, Inc. may be deemed an affiliate/related party of our Company.

In April 2014, we entered into an agreement with certain of our shareholders (“Principal Shareholders”), and Kuboo, Inc.  By way of background, in May 2011, we, Kuboo and the Principal shareholders entered into a Stock Purchase Agreement (“SPA”) and we and the Principal Shareholders entered into a Principal Shareholders Agreement (“PSA”).  Under the April 2014 agreement, (i) the Principal Shareholders released us and Kuboo from any obligation to pay them an additional $50,000 under the PSA or SPA (or otherwise), (ii) we released Kuboo from any obligation under the SPA to pay us the additional $50,000 specified in the SPA, (iii) the Principal Shareholders agreed to surrender 1,675,604 shares of our common stock to us for cancellation (iv) the Principal Shareholders released us from any obligation to register their Company common stock shares pursuant to section 10.2 of the SPA or otherwise, and (v) we agreed to include on a piggyback basis an aggregate of 300,000 shares of common stock on each of the next two Securities Act registration statements we files (an aggregate of 600,000 shares of common stock).

Effective, April 9, 2014, the Principal Shareholders surrendered to us for cancellation 1,675,604 shares of the Company’s common stock in accordance with the April 2014 Agreement described above.

On April 14, 2014, we issued an aggregate of 3,730,000 restricted shares of our common stock to the shareholders of NCAP Security Systems, Inc. (other than Kuboo, Inc., our then parent company), in cancellation of an equal number of shares of NCAP Security Systems, Inc. The shares were issued in full and complete satisfaction of any and all amounts that could be claimed in relation to the shareholders’ investment in NCAP Security Systems, Inc.

On June 23, 2014, we completed the acquisition of approximately 7,500 cannabis related Internet domain names (“Acquisition”), in exchange for which, the Company issued to Kae Yong Park, the seller, (i) 78.5 million shares of our restricted common stock which represented approximately 81% of our then issued and outstanding common stock and (ii) a promissory note in the principal amount of $500,000 (“Note”). The note originally bore interest at the rate of 3.25% per annum. The Note was originally payable as follows: upon our receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 was to be paid, and the remaining balance of $400,000 was payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month we realize at least $150,000 in gross revenue.

On July 25, 2014, we amended and restated the Note owing to Kae Yong Park (our majority shareholder) to provide that we would make the first $100,000 installment payment due under the Note on July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the Note. The Note, as amended and restated, otherwise remains in full force and effect.

In connection with the Acquisition, we agreed to pay Kae Yong Park for any consulting services we may require $9,500 per month, for a period of twelve months, commencing on the closing date and on the first of each month thereafter. Kae Yong Park has been paid $76,000 for consulting services through December 8, 2014.

In September 2014, in connection with our raising an additional $917,500 in capital, including $105,000 in connection with warrant exercises at $.20 per share, as a further inducement to the purchaser, Kae Yong Park transferred an aggregate of 3,775,000 shares of our common stock to persons in connection with their purchase from us of a like number of shares. That is, for each share an investor purchased from us, Ms. Park transferred one share of common stock to such purchaser. As consideration for her transferring such shares of our common stock to these purchasers, we paid Ms. Park an aggregate of $75,500 (or $.02 per share).

During the year ended December 31, 2014, the Company paid an aggregate of $178,378 to the spouse of the Company’s controlling shareholder, Kae Yong Park, in consideration for the purchase of cannabis related internet domain names and related services rendered.  The amounts paid to Howard R Baer for the purchase of cannabis related internet domain names was based upon Mr. Baer’s cost plus a fee for Mr. Baer’s services equal on average to approximately 15% of his cost.

During the year ended December 31, 2014, the Company paid a total of $270,000 to Kuboo, Inc., a significant shareholder (the President of which is a director of the Company, and a director of which is our CEO) as payment for rent as well as its portion of salaries/consulting fees related to its use of certain Kuboo employees and consultants, one of whom is John Venners, a director, and one of whom is Howard Baer, the spouse of our controlling shareholder.

Payments made to Kuboo, Inc. during this period included reimbursements to Kuboo, Inc. of (i) $62,000 for consulting services rendered by Howard Baer, the spouse of the Company’s majority shareholder and (ii) 49,000 for consulting services rendered by John Venners, one of the Company’s directors.  During this same time period, the Company recognized rent expense 34,000 and salary and consulting expenses of 151,950.  At December 31, 2014, the Company had a payable to Kuboo, Inc. of $37,176 for rent, consulting fees and contract labor.

On September 16, 2014, the Company paid $10,000 to Energy Plus, LLC, a company owned by John Venners, one of the Company’s directors, for consulting services rendered during July and August 2014.

The Company’s controlling shareholder, Kae Yong Park, advised the Company that on September 3, 2014, she gifted an aggregate 2,100,000 shares to two related parties of the Company as follows: 2,000,000 shares to John Venners, one of the Company’s directors and the President and CEO of Kuboo, Inc (a significant shareholder) and 100,000 shares to John Gorman, an employee and former President and director of the Company. The Company deemed this transfer to be in consideration for services and accordingly recorded a non-cash expense of $4,599,000 ($2.19 per share) for the fair value of the shares transferred.  This amount is included in consulting expense – related party on the statement of operations.

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo, Inc., our former parent company and a significant shareholder. Through June 30, 2014, we were renting approximately 1,150 square feet of space on a month-to-month basis for $3,500 per month. Effective July 1, 2014 until April 1, 2015, we rented approximately 3,235 square feet of space for monthly rent of $4,500. Beginning April 1, 2015, we began occupying approximately an additional 3,000 square feet of space for no additional rent.    Under this arrangement, the landlord pays taxes, utilities and maintenance and repairs.. See Note 14 - Subsequent Events.

On December 2, 2014, we entered into a business advisory services agreement (“Agreement”) with Howard R. Baer, the spouse of Kae Yong Park, our controlling shareholder. This Agreement supersedes the consulting agreement between us and HR Baer Consulting, LLC (controlled by Howard R. Baer), dated May 30, 2014, under which no compensation was paid to Mr. Baer and which was terminated effective September 1, 2014. Under the Agreement, Mr. Baer is required to render such business advisory services to us as we may request, including with respect to budgeting, website development and sales and marketing with respect to our various web portals, including WeedDepot.com. The Agreement provides that Mr. Baer will be paid $15,000 per month for these services and requires Mr. Baer to devote at least 100 hours per month to rendering business advisory services to us. The Agreement may be terminated by either party for any reason upon written notice to the other party.

In December 2014, the Company’s controlling shareholder, Kae Yong Park, advanced $10,000 to the Company for short-term capital needs.  The advance is non-interest bearing and payable on demand. See Note 14 – Subsequent Events.

NOTE 14 – SUBSEQUENT EVENTS

Between February and April 2015, the Company sold an aggregate 1,194,000 shares of common stock for gross proceeds of $294,750.  The company incurred finder’s fees related to these sales of $15,400 which were settled with the issuance of 61,600 shares of common stock.  The Company also issued 250,000 shares of common stock to John Bluher, the Company’s CEO, pursuant to his employment contract.

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo, Inc., our former parent company and a significant shareholder. Through June 30, 2014, we were renting approximately 1,150 square feet of space on a month-to-month basis for $3,500 per month. Effective July 1, 2014 until April 1, 2015, we rented approximately 3,235 square feet of space for monthly rent of $4,500. Beginning April 1, 2015, we began occupying approximately an additional 3,000 square feet of space for no additional rent.  Effective May 19, 2015, we entered into an agreement with Kuboo, Inc. under which we rent approximately 6,100 square feet on a month to month basis for $11,500 per month.  Under this arrangement, the landlord pays taxes, utilities and maintenance and repairs.

Since December 31, 2014 and through May 19, 2015, the Company’s majority stockholder, Kae Yong Park, and her spouse, Howard. R. Baer (collectively, “Park”), have advanced the Company $454,500, including $158,000 advanced since May 14, 2015, on an unsecured and non-interest bearing basis, of which $93,000 has been repaid, leaving a balance due of $361,500 at May 19, 2015.

As of May 19, 2015, the Company was indebted to Park in the aggregate the amount of $361,500, including $158,000 advanced since May 14, 2015. To evidence this indebtedness, on May 19, 2015, the Company issued Park a non-interest bearing, unsecured demand promissory note in the principal amount of up to $403,500 ($361,500 currently outstanding) (“Company Note”).  Unpaid principal under the Company Note is due and payable upon the earlier to occur of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise.

The additional $158,000 in advances after May 14, 2015 were made pursuant to an agreement entered into with the Company on May 15, 2015 (the “Funding Agreement”).  Under the Funding Agreement, Park committed to advance the Company a minimum of $200,000, on an unsecured and non-interest bearing basis, subject to Park’s receipt of funding from a third party lender of $300,000.  On May 14, 2015, Park secured a commitment from a third party (“Park Lender”) to advance Park $300,000 in two tranches, $100,000 on May 14, 2015 and $200,000 on or before May 22, 2015. Park advanced $100,000 to the Company on May 15, 2015 and advanced an additional $58,000 on May 18, 2015.

In order to secure the funding commitment from the Park Lender and enable Park to fund the Company, (i) the Company agreed to issue the Park Lender warrants to purchase 2 million shares of common stock at an exercise price of $.05 per share and (ii) Kae Yong Park pledged to the Park Lender 55 million shares of her Company common stock as collateral for Park’s repayment of amounts Park borrowed from the Park Lender (such 55 million shares represent more than a majority of Company common stock outstanding as of the date hereof).  Under the note payable by Park to the Park Lender (“Park Note”), Park must repay the $300,000 Park Note within sixty days, unless the Company has not paid her back within such time period, in which event, there is an automatic thirty day extension of the maturity date of the Park Note (for a total of ninety days), in consideration for which the Company must issue to the Park Lender a warrant to purchase 1 million shares of Company common stock at an exercise price of $.05 per share.

Under the Pledge Agreement, if Park defaults on the repayment of the $300,000 Park Note, the Park Lender has the right to take ownership of all of Ms. Park’s 55 million shares of Company common stock pledged thereunder, without any obligation to remit to Ms. Park proceeds from the collateral in excess of the unpaid obligations under the Park Note. Under the Funding Agreement, if the Park Lender takes ownership of Ms. Park’s 55 million shares of Company common stock, the Company (i) must to issue Ms. Park 10 million shares of Company common stock (leaving Ms. Park with a net loss of 45 million shares) and (ii) shall not effect a reverse split of its common stock for a period of two years.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Former independent registered public accounting firm

On August 12, 2014, we were notified by our independent registered public accounting firm, Mantyla McReynolds, LLC (“Mantyla”) that Mantyla had elected to not stand for reelection as our auditor for business reasons unrelated to the reviews or audited financials of the Company.  Mantyla has audited our financial statements since March 8, 2010.

Mantyla’s report on our financial statements for the fiscal years ended December 31, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principle, except for an explanatory paragraph relating to a substantial doubt regarding our ability to continue as a going concern. During the fiscal years ended December 31, 2013 and 2012, and through August 12, 2014, there were no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Mantyla’s satisfaction, would have caused Mantyla to make reference to the subject matter of the disagreement in connection with its report.

During the fiscal years ended December 31, 2013 and 2012, and though August 12, 2014, there were no “reportable events” as defined under Item 304(a)(1)(v) of Regulation S-K, except for material weaknesses in internal control over financial reporting.

We provided Mantyla with a copy of the disclosure contained in our Form 8-K filed with the SEC August 18, 2014 and requested that it provide us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the contents of this disclosure. A copy of that letter, dated August 12, 2014, was attached as Exhibit 16.1 to the Form 8-K filed with the SEC August 18, 2014.

(b) New independent registered public accounting firm

On August 12 2014, we appointed Wolinetz, Lafazan & Company, CPA's, P.C. (“WL”) as our new independent registered public accounting firm, effective immediately, for the fiscal year ending December 31, 2014. This appointment was authorized and approved by our Board of Directors.

During the fiscal year ended December 31, 2013 and through August 12, 2014, we did not consult with WL on any accounting matter for a specified transaction, completed or proposed, or consult with WL for the type of audit opinion that might be rendered on our financial statements, where a written report or oral advice was provided that WL concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, we did not consult with WL on any “reportable events” as identified under Item 304(a)(2)(ii) of Regulation S-K.

(c) Former independent registered public accounting firm

On April 20, 2015, Northsight Capital, Inc. (the “Company” or “Registrant”) was notified by its independent registered public accounting firm, Wolinetz, Lafazan & Company PC (“WL”) that WL had elected to not stand for reelection as the Company’s auditor for reasons unrelated to the reviews or previously audited financials of the Company.   WL was appointed as the Registrant’s independent registered public accounting firm on August 12, 2014, so it has not yet performed an audit of the Company’s financial statements.  Mantyla McReynolds, LLC was the Registrant’s independent registered public accounting firm prior to the appointment of WL.

WL has not issued an audit report on the Company’s financial statements for the year ended December 31, 2014.   WL has never issued a report that contained an adverse opinion or disclaimer of opinion, or that was qualified or modified as to uncertainty, audit scope or accounting principle During the period of its appointment (August 12, 2014 through April 20, 2015), there were no disagreements with WL on any matter of accounting principles or practices, financial statement disclosure, or review scope or procedure which, if not resolved to WL’s satisfaction, would have caused WL to make reference to the subject matter of the disagreement in connection with its reviews.

During the period of its appointment, there were no “reportable events” as defined under Item 304(a)(1)(v) of Regulation S-K, except for material weaknesses in internal control over financial reporting.

The Company provided WL with a copy of the disclosure contained in this Form 8-K and requested that it provide the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the contents of this disclosure.  A copy of that letter, dated April 22, 2015, is attached as Exhibit 16.1 to this Form 8-K.

(d) New independent registered public accounting firm

On April 20, 2015, the Company appointed Sadler Gibb & Associates LLC, Certified Public Accountants (“SG”), as its new independent registered public accounting firm, effective immediately, for the fiscal year ending December 31, 2014.  This appointment was authorized and approved by the Company’s Board of Directors.

During the fiscal years ended December 31, 2014 and 2013 and through April 20, 2015, the Company did not consult with SG on any accounting matter for a specified transaction, completed or proposed, or consult with SG for the type of audit opinion that might be rendered on the Company’s financial statements, where a written report or oral advice was provided that SG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.  In addition, the Company did not consult with SG on any “reportable events” as identified under Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Financial Controller have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Management has concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective. This was due in large part a lack of duty separation caused by our small corporate structure.  As we continue to grow, Management plans to implement more stringent disclosure controls and procedures.

Our Chief Executive Officer and Financial Controller do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our Chief Executive Officer and Financial Controller evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the control criteria established in a report entitled Internal Control — Integrated Framework—2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation, our Chief Executive Officer and Financial Controller, concluded that, as of December 31, 2014, our internal control over financial reporting was not effective, based on having insufficient resources to establish an effective control environment during 2014.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal year covered by this Annual Report, we hired a financial controller (part-time) to oversee our books and records, as well as our accounting function. Otherwise, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officer/director and his respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
John Bluher	56	CEO and Director	August 13, 2014
John P. Venners	65	Director	August 18, 2014
Randy R Rhoden	60	Director	November 21, 2014 (1)

(1)

Mr. Rhoden resigned as a director on April 23, 2015.

Background and Business Experience

John Bluher. Mr. Bluher has been our CEO and a director since August 13, 2014. The Board of Directors concluded that Mr. Bluher should serve as our CEO and a member of our board of directors based upon his extensive experience in the following areas: capital markets, investment banking, financial management, corporate governance and public company reporting.

Since November, 2013, Mr. Bluher has been a partner in Britlind Resources, LLC, a Texas based oil development and operating company. He is also a partner in World Wide Lottery, Inc. a company delivering smart phone applications for delivery of content focused in gaming and lottery management.

From July of 2011 until November, 2013, Mr. Bluher has been an EVP and Chief Operating Officer and co-Chairman of the Board of Directors for MusclePharm Corporation where he was involved in a recapitalization and reorganization of the company. Under his guidance the company grew from $.005 per share to over $13.00 per share, by branding the product line, redeveloping marketing and distribution chains, and substantially increasing sales.

Since April, 2011, Mr. Bluher has been chairman of the board of Kuboo, Inc., an Arizona based company focused on developing an internet portal that provides a safe environment for children to use and learn about the internet.  Kuboo, Inc.is a significant shareholder of the Company and may be considered an affiliate of the Company. In addition, John Banners, one of our directors, is also president, CEO and director of Kuboo, Inc.

From October, 2010 until July, 2011, Mr. Bluher, provided consulting services as a managing director of AFH Holdings, LLC, a California based leading private equity, financial advisory and management consultant firm which would invest in high growth companies, re-org and re-cap the companies and take them public. Mr. Bluher was responsible for managing transactions, business development, developing corporate governance standards and corporate structuring for companies.

From November 2009 until September, 2010, Mr. Bluher was a portfolio manager of Coachman Energy Funds at Caddis Capital, LLC, a private equity portfolio focused on oil and gas investments. Mr. Bluher assisted in raising capital, marketing and co-managed the fund. From February 2010 to August 2010, Mr. Bluher acted as investment banker and special financial advisor to the AARP Mutual Fund Board of Trustees in a platform divestiture.

From December 2007 to May 2009, Mr. Bluher served as managing director and general counsel at Lehman Brothers, Inc.’s (NYSE:LEH) investment management division. Mr. Bluher also served as global chief legal and compliance officer and managing director of Neuberger Berman, an investment management firm, from September 2008 until October 2009.

From August 2004 to June 2007, Mr. Bluher served as general counsel and director of risk and Janus Capital, Inc. (NYSE:JNS). From June 2002 to July 2004, Mr. Bluher served as executive vice president, general counsel and corporate secretary and director of risk management of Knight Trading Group (NASDAQ:NITE). From January 2001 to May 2002, Mr. Bluher served as senior vice president and global chief compliance officer for Prudential Securities, Inc. (NYSE:PRU). From October 1997 to January 2001, Mr. Bluher served as general counsel and chief compliance officer of Sun America, Inc. (NYSE:SAI) later (NYSE:AIG). From 1992 – 1997, Mr. Bluher served as senior vice president, regional and divisional Counsel at Prudential Securities, Inc. From 1987 to 1992, Mr. Bluher was senior counsel for the Division of Enforcement at the Securities and Exchange Commission.

Mr. Bluher holds a Bachelor of Science and a J.D. degree from the University of Wyoming and holds FINRA Series 7, Series 24 and Series 14 licenses. He has served on the boards of ICI Mutual Insurance Company, the NASDAQ Chairman’s Advisory Board, Cherry Hills Founders Group, Inc., MusclePharm Corp. (OTC:BB “MSLP”), Targeted Medical Pharma, Inc. (OTC:BB “TRGM”) and Chairman of the Board of Directors for Safe Communications, Inc., and the University of Wyoming Foundation Board, and College of Law Advisory Board. Mr. Bluher is a frequent speaker at financial services industry meetings and conferences.

John P. Venners. Mr. Venners has, since August 18, 2014, served as a member of the board of directors of the Company. He also served as our interim president from May 31, 2011 through March 24, 2014. The Board of Directors concluded that Mr. Venners should serve as a member of our board of directors based upon his experience in governmental relations.

Since September, 2010, Mr. Venners has been President, CEO, and a director of Kuboo, Inc., an Arizona based company focused on developing an internet portal that provides a safe environment for children to use and learn about the internet. Kuboo, Inc.is a significant shareholder of the Company and may be considered an affiliate of the Company. In addition, John Bluher, our CEO and one of our directors is also a director of Kuboo, Inc.

Mr. Venners has, since May and February, 2011, also served as Treasurer and director (respectively) of NCAP Security Systems, Inc., a subsidiary of Kuboo which was developing a corporate security business.

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

Randy R. Rhoden.  Mr. Rhoden served as a member of the board of directors of the Company from November 21, 2014 until April 23, 2015.  Since 1997, Randy R. Rhoden has served as President/CEO of Hospitality Management Group (dba) Hospitality Graphics, a firm that provides design and marketing services to casinos, resorts and hotels worldwide. The Board of Directors concluded that Mr. Rhoden should serve as a member of our board of directors based upon his experience in the medical marijuana dispensary business.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, "Section 16 reporting persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year, except that (i) Kae Park, our majority shareholder, failed to include two transactions (dispositions) in a Form 4 Statement of Change of Beneficial Ownership, which was subsequently corrected by an Amendment of her Form 4 and (ii) John Bluher, our CEO, filed his Form 3 Initial statement of Beneficial Ownership late and filed 2 Form 4, Statements of Change of Beneficial Ownership late (in each case, one transaction (acquisition from the issuer) was reported late).

Code of Ethics

Management is currently in the process of establishing a company Code of Ethics.

Corporate Governance

Nominating Committee

Our bylaws do not provide a procedure for Stockholders to nominate directors. The Board of Directors does not currently have a standing nominating committee. The Board of Directors currently has the responsibility of selecting individuals to be nominated for election to the Board of Directors. Qualifications considered by the Directors in nominating an individual may include, without limitation, independence, integrity, business experience, education, accounting and financial expertise, reputation, civic, community and industry relationships and industry knowledge. In nominating an existing director for re-election to the Board of Directors, the Directors will consider and review an existing director’s Board and Committee attendance, performance and length of service.

Audit Committee

We have not yet established an Audit Committee because, due to our relatively low material operations and the fact that we presently have only three directors and one executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.  Following significant increases in our business operations, a further review of this issue will no doubt be necessary.

ITEM 11:  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our CEO and former Presidents and to each of the two most highly compensated executive officers (collectively, the “Named Executive Officers”) during or with respect to the fiscal years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Equity Compensation (1,2)	All other compensation	Total
John Bluher, CEO(1)	2014 2013	$162,500 -	$50,000 -	$1,651,500 -	$23,000 -	$1,887,000 -
John Gorman(2)	2014	$15,000	-	-	-	$15,000
Former President, Treasurer	2013	-	-	-	-	-
John Venners(3)	2014	-	-	-	-	-
Former President	2013	-	-	-	-	-

(1)

On August 13, 2014, John Bluher became our CEO. His original agreement provided for a base salary of $25,000 per month, a non-accountable monthly expense allowance of $2,500, 400,000 shares of our common stock upon becoming CEO, and the issuance of an additional 750,000 shares of common stock in three equal installments of 250,000 each on October 1, 2014, January 1, 2015 and April 1 2015. The $50,000 bonus, consisting of a $25,000 cash payment and 100,000 common shares, was compensation for his efforts in assisting the company with obtaining additional funding.  This compensation was not contingent upon the receipt of capital by the Company.  All other compensation consists of $23,000 of non-accountable expense allowance.

(2)

Mr. Gorman became our President, Secretary and Treasurer on March 24, 2014 and resigned on August 18, 2014, following the appointment of John Bluher as our CEO. Mr. Gorman was through the date of his resignation being paid an annual salary of $36,000 for serving as our part time and interim President, treasurer and Secretary.

(3)

Mr. Venners resigned from his position as President, Treasurer and Secretary on March 24, 2014.

Narrative Compensation Disclosure

Mr. Bluher has been appointed as our CEO for an initial annual compensation of $342,000 (comprised of $300,000 base salary and $42,000 annual non accountable expense allowance). In addition, Mr. Bluher’s agreement provides for the following equity compensation: 400,000 shares of our common stock upon becoming CEO, and the issuance of an additional 750,000 shares of common stock in three equal installments of 250,000 each on October 1, 2014, January 1, 2015 and April 1, 2015. The Board of Directors, which also functions as our Compensation Committee, intends to adopt a performance-based bonus program for the Company’s executive officers.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the named Executive Officers during the fiscal years ended December 31, 2013 and 2014.

Director Compensation

No compensation was paid to any director for serving as such, with respect to the fiscal years ended December 31, 2014 and 2013.

Through December 31, 2014, Directors who were compensated as employees received no additional compensation for service on our Board of Directors. The Board of Directors plans to establish a compensation plan for nonemployee directors, in connection with our appointment of such director(s).

It is anticipated that each non-employee Director will receive an annual cash fee. In addition, in order to align their interests with those of the shareholders, each non-employee Director may also be granted rights to purchase shares of common stock at an exercise price to be determined by the Board of Directors. We also expect that all or a portion of these rights will vest monthly on a pro rata basis over each non-employee Director’s initial term as a Director.

Equity Incentive Plans

We have not yet established any Equity Incentive Plans. We anticipate that we will establish one or more equity incentive plans for our officers and directors.

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2014 and 2013. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this item.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table provides information concerning beneficial ownership of our common stock as of May 19, 2015, for (i) each person named in the “Summary Compensation Table” as a Named Executive Officer, (ii) each director individually, (iii) all directors and executive officers as a group, and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for our executive officers and directors is in care of Northsight Capital, Inc., 7740 East Evans Rd., Scottsdale, AZ 85260.

Beneficial Owners

Name of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class

Kae Park PO Box 14110 Scottsdale, AZ 85260	65,540,000	62.1

John Bluher (3)	1,000,000	*

John Venners(3)	2,000,000	1.9

Randy R. Rhoden	0

Kuboo, Inc.	5,970,000	5.7
7740 East Evans Rd. Scottsdale, AZ 85260
All Directors and executive officers as a group (3 persons) (4)	8,970,000	8.5%

* Less than one percent (1%).

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)

There were 105,521,796 shares of our common stock outstanding on May 19, 2015 (includes 78,500,000 shares of common stock that were issued in connection with the closing of the acquisition on June 23, 2014).

(3)

John Venners and John Bluher are each directors of Kuboo, Inc., and John Venners is also the CEO of Kuboo, Inc.

(4)

Includes shares owned of record by Kuboo, Inc.

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

Changes in Control

On June 23, 2014 the Company closed a deal to acquire approximately 7,500 domain names for which 78.5 million shares were issued to Kae Yong Park (the seller).  Upon this issuance, Ms. Park became the Company’s majority shareholder. There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  There are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

By way of background, Kuboo, Inc., our former majority shareholder, acquired 10,000,000 shares of our common stock on May 31, 2011 for $250,000 in cash, and in connection therewith, acquired control of our company.  During the year ended December 31, 2013, Kuboo, Inc. paid $35,248 on our behalf in payment of our operating expenses, consisting primarily of professional and other fees related to being a public company. These payments were treated as a contribution to our capital. Kuboo, Inc. did not pay any of our expenses during the year ended December 31, 2014. John Bluher, a member of our board of directors and our CEO, is Chairman of the Board of Kuboo.  John Venners, also member of our board, and his spouse, Angela McGlowan, are each a member of the Board of Directors of Kuboo, Inc. Mr. Venners is also President and CEO of Kuboo, Inc. As of March 25, 2015, Kuboo owns 5,970,000 shares of our outstanding common stock (or about 5.7%).  Accordingly, Kuboo, Inc. may be deemed an affiliate/related party of our Company.

In April 2014, we entered into an agreement with certain of our shareholders (“Principal Shareholders”), and Kuboo, Inc.  By way of background, in May 2011, we, Kuboo and the Principal shareholders entered into a Stock Purchase Agreement (“SPA”) and we and the Principal Shareholders entered into a Principal Shareholders Agreement (“PSA”).  Under the April 2014 agreement, (i) the Principal Shareholders released us and Kuboo from any obligation to pay them an additional $50,000 under the PSA or SPA (or otherwise), (ii) we released Kuboo from any obligation under the SPA to pay us the additional $50,000 specified in the SPA, (iii) the Principal Shareholders agreed to surrender 1,675,604 shares of our common stock to us for cancellation (iv) the Principal Shareholders released us from any obligation to register their Company common stock shares pursuant to section 10.2 of the SPA or otherwise, and (v) we agreed to include on a piggyback basis an aggregate of 300,000 shares of common stock on each of the next two Securities Act registration statements we files (an aggregate of 600,000 shares of common stock).

Effective, April 9, 2014, the Principal Shareholders surrendered to us for cancellation 1,675,604 shares of the Company’s common stock in accordance with the April 2014 Agreement described above.

On April 14, 2014, we issued an aggregate of 3,730,000 restricted shares of our common stock to the shareholders of NCAP Security Systems, Inc. (other than Kuboo, Inc., our then parent company), in cancellation of an equal number of shares of NCAP Security Systems, Inc. The shares were issued in full and complete satisfaction of any and all amounts that could be claimed in relation to the shareholders’ investment in NCAP Security Systems, Inc.

On June 23, 2014, we completed the acquisition of approximately 7,500 cannabis related Internet domain names (“Acquisition”), in exchange for which, the Company issued to Kae Yong Park, the seller, (i) 78.5 million shares of our restricted common stock which represented approximately 81% of our then issued and outstanding common stock and (ii) a promissory note in the principal amount of $500,000 (“Note”). The note originally bore interest at the rate of 3.25% per annum. The Note was originally payable as follows: upon our receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 was to be paid, and the remaining balance of $400,000 was payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month we realize at least $150,000 in gross revenue.

On July 25, 2014, we amended and restated the Note owing to Kae Yong Park (our majority shareholder) to provide that we would make the first $100,000 installment payment due under the Note on July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the Note. The Note, as amended and restated, otherwise remains in full force and effect.

In connection with the Acquisition, we agreed to pay Kae Yong Park for any consulting services we may require $9,500 per month, for a period of twelve months, commencing on the closing date and on the first of each month thereafter. Kae Yong Park has been paid $76,000 for consulting services through December 8, 2014.

In September 2014, in connection with our raising an additional $917,500 in capital, including $105,000 in connection with warrant exercises at $.20 per share, as a further inducement to the purchaser, Kae Yong Park transferred an aggregate of 3,775,000 shares of our common stock to persons in connection with their purchase from us of a like number of shares. That is, for each share an investor purchased from us, Ms. Park transferred one share of common stock to such purchaser. As consideration for her transferring such shares of our common stock to these purchasers, we paid Ms. Park an aggregate of $75,500 (or $.02 per share).

During the year ended December 31, 2014, the Company paid an aggregate of $178,378 to the spouse of the Company’s controlling shareholder, Kae Yong Park, in consideration for the purchase of cannabis related internet domain names and related services rendered.  The amounts paid to Howard R Baer for the purchase of cannabis related Internet domain names was based upon Mr. Baer’s cost plus a fee for Mr. Baer’s services equal on average to approximately 15% of his cost.

During the year ended December 31, 2014, the Company paid a total of $270,000 to Kuboo, Inc., a significant shareholder (the President of which is a director of the Company, and a director of which is our CEO) as payment for rent as well as its portion of salaries/consulting fees related to its use of certain Kuboo employees and consultants, one of whom is John Venners, a director, and one of whom is Howard Baer, the spouse of our controlling shareholder.

Payments made to Kuboo, Inc. during this period included reimbursements to Kuboo, Inc. of (i) $62,000 for consulting services rendered by Howard Baer, the spouse of the Company’s majority shareholder and (ii) 49,000 for consulting services rendered by John Venners, one of the Company’s directors.  During this same time period, the Company recognized rent expense 34,000 and salary and consulting expenses of 151,950.  At December 31, 2014, the Company had a payable to Kuboo, Inc. of $37,176 for rent, consulting fees and contract labor.

On September 16, 2014, the Company paid $10,000 to Energy Plus, LLC, a company owned by John Venners, one of the Company’s directors, for consulting services rendered during July and August 2014.

The Company’s controlling shareholder, Kae Yong Park, advised the Company that on September 3, 2014, she gifted an aggregate 2,100,000 shares to two related parties of the Company as follows: 2,000,000 shares to John Venners, one of the Company’s directors and the President and CEO of Kuboo, Inc (a significant shareholder) and 100,000 shares to John Gorman, an employee and former President and director of the Company. The Company deemed this transfer to be in consideration for services and accordingly recorded a non-cash expense of $4,599,000 ($2.19 per share) for the fair value of the shares transferred.  This amount is included in consulting expense – related party on the statement of operations.

Effective May 19, 2015, we entered into an agreement with Kuboo, Inc. under which we rent approximately 6,100 square feet on a month to month basis for $11,500 per month.

On December 2, 2014, we entered into a business advisory services agreement (“Agreement”) with Howard R. Baer, the spouse of Kae Yong Park, our controlling shareholder. This Agreement supersedes the consulting agreement between us and HR Baer Consulting, LLC (controlled by Howard R. Baer), dated May 30, 2014, under which no compensation was paid to Mr. Baer and which was terminated effective September 1, 2014. Under the Agreement, Mr. Baer is required to render such business advisory services to us as we may request, including with respect to budgeting, website development and sales and marketing with respect to our various web portals, including WeedDepot.com. The Agreement provides that Mr. Baer will be paid $15,000 per month for these services and requires Mr. Baer to devote at least 100 hours per month to rendering business advisory services to us. The Agreement may be terminated by either party for any reason upon written notice to the other party.

Since December 30, 2014 and through May 19, 2015, the Company’s majority stockholder, Kae Yong Park, and her spouse, Howard. R. Baer (collectively, “Park”), have advanced the Company $454,500, including $158,000 advanced since May 14, 2015, on an unsecured and non-interest bearing basis, of which $93,000 has been repaid, leaving a balance due of $361,500 at May 19, 2015.

As of May 19, 2015, the Company was indebted to Park in the aggregate the amount of $361,500, including $158,000 advanced since May 14, 2015. To evidence this indebtedness, on May 19, 2015, the Company issued Park a non-interest bearing, unsecured demand promissory note in the principal amount of up to $403,500 ($361,500 currently outstanding) (“Company Note”).  Unpaid principal under the Company Note is due and payable upon the earlier to occur of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise.

The additional $158,000 in advances after May 14, 2015 were made pursuant to an agreement entered into with the Company on May 15, 2015 (the “Funding Agreement”).  Under the Funding Agreement, Park committed to advance the Company a minimum of $200,000, on an unsecured and non-interest bearing basis, subject to Park’s receipt of funding from a third party lender of $300,000.  On May 14, 2015, Park secured a commitment from a third party (“Park Lender”) to advance Park $300,000 in two tranches, $100,000 on May 14, 2015 and $200,000 on or before May 22, 2015. Park advanced $100,000 to the Company on May 15, 2015 and advanced an additional $58,000 on May 18, 2015.

In order to secure the funding commitment from the Park Lender and enable Park to fund the Company, (i) the Company agreed to issue the Park Lender warrants to purchase 2 million shares of common stock at an exercise price of $.05 per share and (ii) Kae Yong Park pledged to the Park Lender 55 million shares of her Company common stock as collateral for Park’s repayment of amounts Park borrowed from the Park Lender (such 55 million shares represent more than a majority of Company common stock outstanding as of the date hereof).  Under the note payable by Park to the Park Lender (“Park Note”), Park must repay the $300,000 Park Note within sixty days, unless the Company has not paid her back within such time period, in which event, there is an automatic thirty day extension of the maturity date of the Park Note (for a total of ninety days), in consideration for which the Company must issue to the Park Lender a warrant to purchase 1 million shares of Company common stock at an exercise price of $.05 per share.

Under the Pledge Agreement, if Park defaults on the repayment of the $300,000 Park Note, the Park Lender has the right to take ownership of all of Ms. Park’s 55 million shares of Company common stock pledged thereunder, without any obligation to remit to Ms. Park proceeds from the collateral in excess of the unpaid obligations under the Park Note. Under the Funding Agreement, if the Park Lender takes ownership of Ms. Park’s 55 million shares of Company common stock, the Company (i) must to issue Ms. Park 10 million shares of Company common stock (leaving Ms. Park with a net loss of 45 million shares) and (ii) shall not effect a reverse split of its common stock for a period of two years.

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors has determined that none of our directors are “independent” within the meaning of the applicable listing standards of the NASDAQ Stock Market. The Company does not at this time have separate Audit, Compensation, or Nominating and Governance Committees. Instead, the full board of directors has the responsibility of selecting and working with our independent auditors, setting executive compensation, and selecting individuals to be nominated for election to the board of directors. We anticipate enlarging our Board of Directors and filling one or more of the resulting vacancies with directors who are “independent” within the meaning of applicable listing standards of the NASDAQ Stock Market.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 9 for information on our current and prior auditors. The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$64,587	$11,300
Audit related Fees	25,217	-
Tax Fees	-	-
All other Fees	-	-
Total Fees	$89,804	$11,300

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(3) Exhibits.  The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.01	Asset purchase agreement between registrant and Kae Park, as seller, dated 05/02/2014 (2)
4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (n/k/a Kuboo, Inc.) (3)
10.3	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)
10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014 (5)
10.6	Agreement with John Bluher, CEO, dated August 13, 2014 (5)
10.7	Agreement with Kae Yong Park dated September 23, 2014 (6)
10.8	Agreement with Howard R. Baer dated December 2, 2014 (6)
10.9	Agreement with Kae Yong Park and Howard R. Baer regarding Funding*
10.10	Promissory Note Issued to Kae Yong Park and Howard R. Baer*
10.11	Agreement with Sandor Capital Master Fund*
10.12	Lease Agreement with Kuboo, Inc. Dated May 19, 2015*
31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.

(2) Filed as an Exhibit 4.01 to our Current Report on Form 8-K Filed on May 7, 2014 and incorporated herein by reference.

(3) Filed as an Exhibit 4.1 to our Form 10Q filed November 21, 2011 and incorporated herein by reference.

(4) Filed as an Exhibit 10.3 to our Form 10Q filed April 31, 2014 and incorporated herein by reference.

(5) Filed as Exhibits to our Form 10Q filed August 9, 2014 and incorporated herein by reference.

(6) Filed as Exhibits to our Form S-1 Registration Statement on December 12, 2014 and incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

Date:	05/20/2015	By:	/s/John Bluher
John Bluher, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHSIGHT CAPITAL, INC.

Date:	05/20/2015	By:	/s/ John Bluher
John Bluher, CEO and Director

Date:	05/20/2015	By:	/s/ John P. Venners
John P. Venners, Director