Form 10-Q
period 2015-03-31
NORTHSIGHT CAPITAL, INC.
filed 2015-05-20
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

March 31, 2015

C O N T E N T S

Condensed Balance Sheets-(unaudited)	3
Condensed Statements of Operations-(unaudited)	4
Condensed Statements of Cash Flows-(unaudited)	5
Notes to Unaudited Condensed Financial Statements-(unaudited)	6

NORTHSIGHT CAPITAL, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$1,185	$20,690
Prepaid expenses	-	31,500
Total Current Assets	1,185	52,190

Property and equipment, net of $2,507 and $1,471 depreciation	9,930	10,966
Web Development Costs, net of $24,450 and $11,250 amortization	314,712	327,912
Total Assets	$325,827	$391,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$221,616	$34,639
Accounts payable and accrued expenses – related party	285,376	56,676
Total Current Liabilities	506,992	91,315

Noncurrent Liabilities
Notes payable – related party	400,000	400,000
Total Liabilities	906,992	491,315

Commitments and Contingencies

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 105,021,796 and 104,019,196 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	105,022	104,019
Additional paid-in capital	10,956,719	10,536,221
Accumulated deficit	(11,642,906)	(10,740,487)
Total Stockholders' Deficit	(581,165)	(100,247)
Total Liabilities and Stockholders' Deficit	$325,827	$391,068

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2015	2014

Revenues	$2,102	$-

Operating Expenses:
General administrative	314,014	12,064
Consulting expense - related party	102,000	-
Executive compensation	407,000	-
Professional fees	57,301	32,648
Rent - related party	13,500	-
Travel	10,706	-
Total operating expenses	904,521	44,712

Loss from operations	(902,419)	(44,712)

Other Income (Expense)
Interest income (expense)	-	(71)

Net Loss	$(902,419)	$(44,783)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	104,760,276	12,977,489
Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(902,419)	$(44,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,036	-
Amortization of web development costs	13,200	-
Stock issued for executive compensation	252,500	-
Corporate expenses paid by shareholders	-	71
Changes in operating assets and liabilities:
Prepaid expenses	31,500	(1,145)
Accounts payable and accrued expenses	186,978	2,357
Accounts payable - related party	75,700	-
Net Cash Used In Operating Activities	(341,505)	(43,500)
Cash Flows From Investing Activities
Purchase of web development costs	-	(75,000)
Purchase of domain registrations	-	(81,000)
Net Cash Used In Investing Activities	-	(156,000)
Cash Flows From Financing Activities
Proceeds from advances - related party	193,000	-
Payments on advances - related party	(40,000)	-
Proceeds from sale of common stock, net of offering costs	169,000	592,750
Net Cash Provided by Financing Activities	322,000	592,750

Net (Decrease) Increase In Cash	(19,505)	393,250
Cash, Beginning of Period	20,690	-
Cash, End of Period	$1,185	$393,250

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Finder’s fees settled with stock	$15,400	$24,450

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Northsight Capital Inc. (“Northsight” or “the Company”) is an early stage company incorporated in the State of Nevada on May 21, 2008. In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result, became its parent company. On June 25, 2014, the Company completed the acquisition of approximately 7500 cannabis related Internet domain names, in exchange for which the Company issued 78.5 million shares of its common stock and a promissory note in the principal amount of $500,000. As a result of this transaction, the seller of the domain names became an 81% stockholder of the Company. Kuboo, Inc. continues to be a significant stockholder of the Company.  John Bluher, a director of Kuboo, Inc., is our Chief Executive Officer (“CEO”) and member of our board of directors.  John Venners, a director of Kuboo, Inc., and also sits on our board of directors.  See Note 9 - Related Party Transactions.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three month period ended March 31, 2015, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company is an early stage enterprise and has accumulated losses of $11,642,906 and has had consistent negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2015 the Company raised approximately $169,000 in capital through the sale of shares of common stock.  In addition to the stock sales, the Company has also been advanced a net proceeds of 150,000 during the Quarter ended March 31, 2015 from the Company’s majority shareholder Kae Yong Park, and her spouse Howard R. Baer.  The Company does not currently have sufficient cash to fund operating expenses. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue to grow revenues and income from operations.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information. The Company early adopted this standard on December 31, 2014

NOTE 4 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350.50, during the three months ended March 31, 2015 and the year ended December 31, 2014, the Company capitalized $0 and $339,162, respectively, towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.”. The Company does not intend to engage in the sale or distribution of marijuana or related products. During the three months ended March 31, 2015 the Company recorded website development expenses of $30,930 which is included in general and administrative expenses on the Company’s condensed statements of operations.

The Company amortizes these assets over their related useful lives (5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the three months ended March 31, 2015 the Company recorded amortization expense of $13,200 related to websites previously launched.  During the year ended December 31, 2014 the company fully impaired its capitalized domain registration assets.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	As of March 31, 2015	As of December 31, 2014	Estimated Useful Life
Furniture and equipment	12,437	12,437	3 years
Total	12,437	12,437
Less: Accumulated depreciation	(2,507)	(1,471)
	$9,930	$10,966

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $1,036 and $1,471 during the three months ended March 31, 2015 and year ended December 31, 2014, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At March 31, 2015, the Company had a balance in related party accounts payable and accrued expenses of $285,376 which consisted of the following:

Party Name:	Relationship:		Amount
Kae Park	Majority shareholder	Consulting fees	19,000
Kae Park	Majority shareholder	Advances	96,000
Howard Baer	Spouse of majority shareholder	Advances	64,000
Howard Baer	Spouse of majority shareholder	Consulting fees	30,000
John Venners	Director, President and CEO of Kuboo, Inc.	Consulting fees	26,500
John Venners	Director, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent, contract labor	46,876
			$285,376

NOTE 7 – NOTES PAYABLE RELATED PARTY

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The note originally bore interest at the rate of 3.25% per annum and the first $100,000 of which was payable as follows: upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 was payable to the note holder. The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue (see Note 10 - Commitments and Contingencies).

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

NOTE 8 - EQUITY

During the three months ended March 31, 2015, the Company sold 691,000 shares of its common stock for an aggregate $169,000 in cash proceeds. The Company incurred a finder’s fee of $15,400, which the company has satisfied through the issuance of 61,600 shares of common stock.

In January 2015, the Company issued an 250,000 shares of common stock valued at $252,500 to its Chief Executive Officer, John Bluher, pursuant to his employment letter.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

In connection with the Acquisition, we agreed to pay Kae Yong Park for any consulting services we may require $9,500 per month, for a period of twelve months, commencing on the closing date and on the first of each month thereafter. Kae Yong Park has been paid $76,000 for consulting services through December March 31, 2015.

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

During the three months ended March 31, 2015, the Company incurred expenses of $35,700 payable to Kuboo, Inc. for rent ($13,500) as well as its portion of salaries ($22,200) related to its use of certain Kuboo employees.  During this same period, the Company made payments to Kuboo, Inc. of $26,000 for said expenses. At March 31, 2015, the Company had a payable to Kuboo, Inc. of $46,876 for rent, and contract labor.

During the three months ended March 31, 2015, the Company paid $17,000 to Energy Plus, LLC, a company owned by John Venners, one of the Company’s directors, for consulting services rendered during July and August 2014.

During the three months ended March 31, 2015, the Company’s controlling shareholder, Kae Yong Park, and her spouse, Howard R. Baer, advanced $195,000 to the Company for short-term capital needs of which $45,000 has been repaid.  The advance is non-interest bearing and payable on demand. See Note 11 Subsequent Events.

During the three months ended March 31, 2015, the one of the Company’s directors, John Venners, advanced $3,000 to the Company for short-term capital needs.  The advance is non-interest bearing and payable on demand.

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

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The original note originally bore interest at the rate of 3.25% per annum and was payable as follows: upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity), $100,000 was required to be paid. The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue.

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

On August 13, 2014, John Bluher became CEO of the Company. His agreement with the Company calls for a base salary of $25,000 per month, a non-accountable monthly expense allowance of $3,500, the issuance of 400,000 shares of Company common stock upon becoming CEO, and the issuance of an additional 750,000 shares of common stock in three equal installments of 250,000 each on October 1, 2014, January 1, 2015 and April 1 2015 (see Exhibit 10.6)

NOTE 11 – SUBSEQUENT EVENTS

In April, 2015, the Company sold 500,000 shares of its common stock for an aggregate $125,000 in cash proceeds.

Subsequent the date of these financial statements, Kae Yong Park, our majority shareholder, and her spouse, Howard R. Baer, collectively made additional unsecured cash advances to us in the aggregate amount of $291,500, and the Company made repayments in the aggregate amount of $48,000, leaving a balance due of $403,500 at May 19, 2015. These advances are non-interest bearing and payable on demand (in this Note 11, Kae Park and Howard R. Baer are collectively referred to as Park).

As noted above, as of May 19, 2015, the Company was indebted to Park in the aggregate the amount of $361,500, including $158,000 advanced since May 14, 2015. To evidence this indebtedness, on May 19, 2015, the Company issued Park a non-interest bearing, unsecured demand promissory note in the principal amount of up to $403,500 ($361,500 currently outstanding) (“Company Note”).  Unpaid principal under the Company Note is due and payable upon the earlier to occur of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise.

The additional $200,000 in advances after May 14, 2015 were made pursuant to an agreement entered into with the Company on May 15, 2015 (the “Funding Agreement”).  Under the Funding Agreement, Park committed to advance the Company a minimum of $200,000, on an unsecured and non-interest bearing basis, subject to Park’s receipt of funding from a third party lender of $300,000.  On May 14, 2015, Park secured a commitment from a third party (“Park Lender”) to advance Park $300,000 in two tranches, $100,000 on May 14, 2015 and $200,000 on or before May 22, 2015. Park advanced $100,000 to the Company on May 15, 2015 and advanced an additional $100,000 on May 18, 2015.

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

Overview

On June 23, 2014, the Company acquired approximately 7,500 cannabis related Internet domain names from Kae Yong Park (who became our majority shareholder in connection with such acquisition). The list of domain names we acquired is filed as Exhibit 99.3 to the Form 8-K Current Report filed with the Commission on June 25, 2014. In consideration of the acquisition of these assets from Kae Yong Park, we issued her 78.5 million shares of our common stock. In addition, we issued a promissory note in the aggregate principal amount of $500,000, the payment of $400,000 of which is contingent upon our achieving $150,000 in monthly revenues. See Note 9 (Related Party Transactions) and Note 10 (Commitments and Contingencies), in each case to the financial statements for the year ended December 31, 2014 filed herewith.

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

In addition, between December 31 and May 19, 2015, Kae Yong Park, our majority shareholder, and her spouse, Howard R, Baer (collectively, Park), made $454,500 of unsecured cash advances to us to fund our basic operations, including $158,000 advanced between May 15 and May 19, 2015, $93,000 of which has been repaid, leaving a balance due of $361,500, as of May 19, 2015. The Company has used these limited funds to fund its basic operations on a scaled back basis.

As noted above, as of May 19, 2015, the Company was indebted to Park in the aggregate the amount of $361,500, including $158,000 advanced since May 14, 2015. To evidence this indebtedness, on May 19, 2015, the Company issued Park a non-interest bearing, unsecured demand promissory note in the principal amount of up to $403,500 ($361,500 currently outstanding) (“Company Note”).  Unpaid principal under the Company Note is due and payable upon the earlier to occur of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise.

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

Results of Operations

As the Company only commenced its business operations during the quarter ended March 31, 2014 (and was a shell company prior to such period), the Company has no meaningful historical business operations, with which to compare the current quarterly period. Since the Company has no comparable historical business operations, the following discussion omits discussion of income from continuing operations, expenses and other matters related to “results of operations,” as well as information relating to the statement of cash flows, as the Company does not believe that analysis of this information would be meaningful to investors.

Liquidity and Capital Resources

As of March 31, 2015 and May 19, 2015, we had only minimal cash on hand. Consequently, we have an immediate and urgent need for additional capital. We recently depleted the proceeds remaining from the sale of 9,259,000 shares of common stock, for aggregate gross proceeds of $2,224,750, including 975,000 shares sold upon exercise of outstanding warrants to purchase common stock at an exercise price of $.20 per share. As disclosed above, in order to fund our basic operations, (i) since January 5, 2015, we have raised $294,000 from the sale of 1,191,000 shares of common stock at an average per share price of $.25, and (ii) between December 31 and May 19, 2015, Kae Yong Park, our majority shareholder, and her spouse, Howard Baer,  have collectively made $454,500 of unsecured cash advances to us, $93,000 of which has been repaid, leaving a balance due of $361,500, as of May 19, 2015. See “Recent developments” above. Neither Ms. Park nor Mr. Baer have any obligation to provide further funding to us.

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

During the three months ended March 31, 2015 and 2014, our operating activities used $341,505 (or approximately $114,000 per month) and 43,500 (or approximately $14,000 per month), respectively.  This increase is due to in part to increased operating activity during the current quarter, compared with the comparable prior period. In addition, the approximate $298,000 increase in cash used by our operating activities was due primarily to (all figures are approximate) a $857,000 increase in our net loss, partially offset by a $253,000 increase in non-cash stock based compensation, a $185,000 increase in accounts payable and accrued expenses, and a 76,000 increase in accounts payable to related parties.

During the three months ended March 31, 2015 and 2014, our financing activities provided $322,000 and $592,750 in cash, respectively.  The approximate $271,000 decrease in cash provided by our financing activities was due to a $424,000 decrease in proceeds from sales of common stock, partially offset by a $153,000 increase in net advances form related parties (primarily our majority shareholder and her spouse).  Neither our majority shareholder nor her spouse have any obligation to provide further funding to us.

During the three months ended March 31, 2015 and 2014, our investing activities used $0 and $156,000.  This decrease is due to a reduction on capital investments in web development and domain registrations during the current quarter, due to a lack of cash.

Accordingly, during the three months ended March 31, 2015 and 2014, our operating and investing activities used in the aggregate approximately $341,000 (or $114,000 per month) and approximately $200,000 (or $67,000 per month), respectively. We expect our operating and investing activities to consume an increasing amount of cash as we continue to ramp up our operating activities.

Our operations will use increasing amounts of cash in coming quarters as we further ramp up our operations, unless and until we are able to generate revenue from our operating activities

Based on our current business plan, we anticipate that our operating and website development activities will use approximately $300,000 in cash per month over the next twelve months, or $3.6 million. We currently have only minimal cash on hand.    We believe that our operations will not begin to generate positive cash flows until at least the second quarter of 2016.  Accordingly, we have an immediate and urgent need for capital to fund our operating activities.

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

As noted above, as of May 19, 2015, the Company was indebted to Park in the aggregate the amount of $361,500, including $158,000 advanced since May 14, 2015. To evidence this indebtedness, on May 19, 2015, the Company issued Park a non-interest bearing, unsecured demand promissory note in the principal amount of up to $403,500 ($361,500 currently outstanding) (“Company Note”).  Unpaid principal under the Company Note is due and payable upon the earlier to occur of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported in current or periodic reports.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

(a)

Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended

3.2	Bylaws (1)

4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)

10.1	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)

10.2	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

10.3	Agreement between the Company, Kuboo, Inc. and the Principal Shareholders, dated as of April 9, 2014 (5)

10.4	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (6)

10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014

10.6	Agreement with John Bluher, CEO, dated August 13, 2014
10.7	Agreement with Kae Yong Park dated September 23, 2014 (7)

10.8	Agreement with Howard R. Baer dated December 2, 2014 (7)

10.9	Agreement with Kae Yong Park and Howard R. Baer regarding Funding (8)

10.10	Promissory Note Issued to Kae Yong Park and Howard R. Baer (8)

10.11	Agreement with Sandor Capital Master Fund (8)

10.12	Lease Agreement with Kuboo, Inc. dated May 19, 2015 (8)

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)

Filed as Exhibits to our Form 10K on May20, 2015 and incorporated herein by reference.

*

Filed herewith

**

Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	May 20,2015	By:	/s/John Bluher
John Bluher, CEO