Form 10-Q
period 2015-06-30
NORTHSIGHT CAPITAL, INC.
filed 2015-08-19
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 17, 2015
Common Capital Voting Stock, $0.001 par value per share	106,234,796 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

June 30, 2015

C O N T E N T S

Condensed Balance Sheets (unaudited)	3
Condensed Statements of Operations (unaudited)	4
Condensed Statements of Cash Flows (unaudited)	5
Notes to Unaudited Condensed Financial Statements	6

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	June 30,
	2015	December 31,
	(unaudited)	2014
ASSETS
Current Assets
Cash	$1,317	$20,690
Prepaid expenses	-	31,500
Accounts receivable	765	-
Debt issue costs, net of $1,478,577 amortization	450,001	-
Total Current Assets	452,083	52,190

Property and equipment, net of $3,544 and $1,471 depreciation	8,894	10,966
Web Development Costs, net of $37,650 and $9,000 amortization	301,512	327,912
Total Assets	$762,489	$391,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$271,858	$34,639
Notes payable – related party	426,200	-
Advances from related parties	3,000	10,000
Accounts payable and accrued expenses – related party	170,176	46,676
Total Current Liabilities	871,234	91,315

Noncurrent Liabilities
Notes payable – related party	400,000	400,000
Total Liabilities	$1,271,234	$491,315

Commitments and Contingencies

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 106,034,796 and 104,019,196 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	106,035	104,019
Additional paid-in capital	13,286,534	10,536,221
Accumulated deficit	(13,901,314)	(10,740,487)
Total Stockholders' Deficit	(508,745)	(100,247)
Total Liabilities and Stockholders' Deficit	$762,489	$391,068

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues	$2,311	$-	$4,413	$-

Operating Expenses:
General administrative	205,146	101,534	519,160	109,668
Settlement Expense	-	932,500	-	932,500
Consulting expense - related party	73,500	9,500	175,500	9,500
Executive compensation	384,500	6,000	791,500	6,000
Professional fees	107,600	88,676	164,901	121,324
Rent - related party	13,500	7,000	27,000	7,000
Travel	(2,104)	3,486	8,602	7,416
Total operating expenses	782,142	1,148,696	1,686,663	1,193,408

Loss from operations	(779,831)	(1,148,696)	(1,682,250)	(1,193,408)
Other Income (Expense)
Interest expense	(1,478,577)	(2,671)	(1,478,577)	(2,742)

Net Loss	$(2,258,408)	$(1,151,367)	$(3,160,827)	$(1,196,150)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	105,865,828	44,113,549	105,316,106	28,631,530
Loss per Common Share - Basic and Diluted	$(0.02)	$(0.03)	$(0.03)	$(0.04)

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(3,160,827)	$(1,196,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,072	210
Amortization of web development costs	26,400	-
Amortization of debt issue costs	1,478,577	-
Stock issued for release	-	932,500
Stock issued for executive compensation	482,500	-
Stock issued for advertising incentive	750	-
Corporate expenses paid by shareholders	-	71
Changes in operating assets and liabilities:
Prepaid expenses	31,500	(22,000)
Accounts receivable	(765)	-
Accounts payable and accrued expenses	237,219	(16,560)
Accounts payable - related party	123,500	63,113
Interest payable – related party	-	2,671
Net Cash Used In Operating Activities	(779,074)	(236,145)
Cash Flows From Investing Activities
Purchase of property and equipment		(4,215)
Purchase of web development costs	-	(105,000)
Purchase of domain registrations	-	(149,265)
Net Cash Used In Investing Activities	-	(258,480)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	340,501	752,800
Proceeds from notes – related party	512,200	-
Payments on notes – related party	(93,000)	-
Net Cash Provided by Financing Activities	759,701	752,800

Net (Decrease) Increase In Cash	(19,373)	258,175
Cash, Beginning of Period	20,690	-
Cash, End of Period	$1,317	$258,175

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Issuance of common stock for domain names	$-	$31,279
Issuance of note payable for domain names	$-	$500,000
Cancellation of shares returned to company	$-	$1,676
Finders fees settled with stock	$15,400	$29,950
Warrants issued in conjunction with debt agreement	$1,928,578	$-
Subscriptions receivable – related party	$-	$30,000

See accompanying notes to condensed financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Northsight Capital Inc. (“Northsight” or “the Company”) is an early stage company incorporated in the State of Nevada on May 21, 2008. In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result, became its parent company. On June 25, 2014, the Company completed the acquisition of approximately 7,500 cannabis related Internet domain names, in exchange for which the Company issued 78.5 million shares of its common stock and a promissory note in the principal amount of $500,000. As a result of this transaction, the seller of the domain names became an 81% stockholder of the Company. Kuboo, Inc. continues to be a significant stockholder of the Company.  John Bluher, a director of Kuboo, Inc., is our President and member of our board of directors.  John Venners, a director of Kuboo, Inc., is our EVP, Operations and also sits on our board of directors.  See Note 10 - Related Party Transactions.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six month periods ended June 30, 2015, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company is an early stage enterprise and has accumulated losses of $13,901,314 and has had consistent negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2015 the Company raised approximately $341,000 in capital through the sale of common stock.  The Company does not currently have sufficient cash to fund operating expenses. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue to grow revenues and income from operations.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information. The Company early adopted this standard on December 31, 2014.

NOTE 4 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350.50, during the six months ended June 30, 2015 and the year ended December 31, 2014, the Company capitalized $0 and $339,162, respectively, towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company also capitalized expenditures of $0 and $353,722, respectively, incurred in connection with the purchase of rights for certain internet domain names, during the same periods. The Company does not intend to engage in the sale or distribution of marijuana or related products. During the six months ended June 30, 2015 the Company recorded website development expenses of $38,251 which is included in general and administrative expenses on the Company’s condensed statements of operations.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the three and six months ended June 30, 2015 the Company recorded amortization expense of $13,200 and $26,400, respectively, related to websites previously launched.  During the year ended December 31, 2014 the company fully impaired its capitalized domain registration assets.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	As of June 30, 2015	As of December 31, 2014	Estimated Useful Life
Furniture and equipment	12,437	12,437	3 years
Total	12,437	12,437
Less: Accumulated depreciation	(3,543)	(1,471)
	$8,894	$10,966

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $2,072 and $1,471 during the six months ended June 30, 2015 and year ended December 31, 2014, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At June 30, 2015, the Company had a balance in related party accounts payable and accrued expenses of $173,176 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of majority shareholder	Consulting fees	60,000
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees	65,000
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent, contract labor	45,176
			$173,176

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

On May 19, 2015, the Company issued Park a non-interest bearing, unsecured demand promissory note to evidence all unpaid advances received by the Company to that point and to cover all additional advances received afterward.  Unpaid principal under the note is due and payable upon the earlier of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise. Park has to date not enforced the provision requiring repayment upon receipt of net proceeds from capital raising transactions.  At June 30, 2015, the Company had a balance due on the note of $426,200.

NOTE 8 – DEBT ISSUE COSTS

On May 15, 2015, the Company issued 2,000,000 warrants in conjunction with a debt agreement of its majority shareholder and her spouse with a third party under which the third party loaned funds to the majority shareholder and her spouse, and such persons in turn loaned funds to the Company (see note 10 – Stock Warrants). The Company valued these warrants using the Black-Scholes method and has recorded the value of as debt issue costs to be amortized over the life of the underlying note.

The following table summarizes the Company’s debt issue costs at June 30, 2015:

Debt issue costs - December 31, 2014	$-
Fair value at the commitment date for warrants issued in conjunction with debt agreement	1,928,578
Amortization of debt issued cots	(1,478,577)
Debt issue costs – June 30, 2015	$450,001

The fair value at the commitment date for the above warrants were based upon the following management assumptions:

Commitment Date
Expected dividends	0%
Expected volatility	159%
Expected term:	2 years
Risk free interest rate	0.55%

NOTE 9 - EQUITY

During the three months ended March 31, 2015, the Company sold 691,000 shares of its common stock for an aggregate $169,000 in cash proceeds. The Company incurred a finder’s fee of $15,400, which the company has satisfied through the issuance of 61,600 shares of common stock.

During the three months ended June 30, 2015, the Company sold 760,000 shares of its common stock for an aggregate $190,000 in cash proceeds. The Company incurred cash finder’s fees of $18,500 in connection with these sales.

During the three months ended June 30, 2015, the Company issued 3,000 shares of its common stock valued at $750 as an advertising incentive, the value of which has been recorded against revenue in the Company’s statements of operations.

In January and April 2015, the Company issued 250,000 shares of common stock valued at $252,500 and $230,000, respectively, to its then Chief Executive Officer, John Bluher, pursuant to his employment letter.

NOTE 10 – STOCK WARRANTS

All warrants issued during the six months ended June 30, 2015 were accounted for as debt issue costs (see Note 8 – Debt Issue Costs).

During the six months ended June 30, 2015, the Company entered into an agreement to grant a warrant good for two years to purchase 2,000,000 shares of the Company’s stock at $0.05 per share in conjunction with a loan taken out by the Company’s majority shareholder, Kae Yong Park, and her spouse, Howard Baer; a portion of these loan proceeds were advanced by Park/Baer to the Company to fund operations.  The note to Park and Baer commenced on May 15th with an initial term of sixty days with an with an automatic extension of an additional thirty days for a total of ninety days if not paid in full by the maturity date.  If the note is automatically extended, the Company had agreed to grant an additional warrant to purchase 1,000,000 shares of the Company’s stock under the same terms as the original warrant as consideration for the extension (see Note 13 - Subsequent Events). Park and Baer’s advances to the company are not interest bearing and no Company assets have been pledged for their note.

A summary of warrant activity for the Company for the six months ended June 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2014	-	$-
Granted	2,000,000	0.05
Exercised/settled	-	-
Balance as June 30, 2015	2,000,000	$0.05

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05	2,000,000	1.87	$0.05	2,000,000	$0.05	100,000

NOTE 11 – RELATED PARTY TRANSACTIONS

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

The Company is headquartered in Scottsdale, Arizona where it rents space from Kuboo, Inc., its former parent company and a significant shareholder. Currently, the Company is renting approximately 1,500 square feet of space on a month-to-month basis. The monthly rent for this facility is $4,500. This is an arrangement under which the landlord pays taxes, utilities and maintenance and repairs. The monthly rent also includes internet, and a shared conference room and employee lounge area.

During the three months ended March 31, 2015, the Company incurred expenses of $35,700 payable to Kuboo, Inc. for rent ($13,500) as well as its portion of salaries ($22,200) related to its use of certain Kuboo employees.  During this same period, the Company made payments to Kuboo, Inc. of $26,000 for said expenses.

During the three months June 30, 2015, the Company incurred expenses of $27,800 payable to Kuboo, Inc. for rent ($13,500) as well as its portion of salaries ($14,300) related to its use of certain Kuboo employees.  During this same period, the Company made payments to Kuboo, Inc. of $29,500 for said accrued expenses. At June 30, 2015, the Company had a payable to Kuboo, Inc. of $45,176 for rent and contract labor.

During the three and six months ended June 30, 2015, the Company paid $5,000 and $17,000, respectively, to Energy Plus, LLC, a company owned by John Venners, one of the Company’s directors (now also EVP), for consulting services rendered.

During the six months ended June 30, 2015, the Company’s controlling shareholder, Kae Yong Park and her spouse Howard Baer, advanced an aggregate of $509,200 to the Company for short-term capital needs of which $93,000 has been repaid.  The advance is non-interest bearing and payable on demand.  At June 30, 2015, the Company had a note payable to Ms. Park/Mr. Baer of $426,200.

During the six months ended June 30, 2015, the one of the Company’s directors, John Venners, advanced $3,000 to the Company for short-term capital needs.  The advance is non-interest bearing and payable on demand.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In May 2014, The Company entered into an asset purchase agreement pursuant to which it agreed to pay the seller $9,500 per month for a period of 12 months, for consulting services to be provided. This agreement also requires the Company to pay a monthly royalty equal to six percent of gross monthly revenues over $150,000. The royalty payment is payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000 (see Note 11 - Related Party Transactions).

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

On August 13, 2014, John Bluher became CEO of the Company. His agreement with the Company calls for a base salary of $25,000 per month, a non-accountable monthly expense allowance of $3,500, the issuance of 400,000 shares of Company common stock upon becoming CEO, and the issuance of an additional 750,000 shares of common stock in three equal installments of 250,000 each on October 1, 2014, January 1, 2015 and April 1 2015 (see Exhibit 10.6)

On May 15, 2015 the Company entered into an agreement (the “Funding Agreement”) with its majority shareholder, Kae Park and her spouse Howard Baer (collectively “Park”),  under which Park committed to advance the Company a minimum of $200,000, on an unsecured and non-interest bearing basis, subject to Park’s receipt of funding from a third party lender of $300,000.  On May 14, 2015, Park secured a commitment from a third party (“Park Lender”) to advance Park $300,000 in two tranches, $100,000 on May 14, 2015 and $200,000 on or before May 22, 2015. Park advanced total a total of $222,400 under this agreement to the Company between May 15, 2015 and June 30, 2015.

In order to secure the funding commitment from the Park Lender and enable Park to fund the Company, (i) the Company agreed to issue the Park Lender warrants to purchase 2 million shares of common stock at an exercise price of $.05 per share and (ii) Kae Yong Park pledged to the Park Lender 55 million shares of her Company common stock as collateral for Park’s repayment of amounts Park borrowed from the Park Lender (such 55 million shares represent more than a majority of Company common stock outstanding as of the date hereof).  Under the note payable by Park to the Park Lender (“Park Note”), Park must repay the $300,000 Park Note within sixty days, unless the Company has not paid her back within such time period, in which event, there is an automatic thirty day extension of the maturity date of the Park Note (for a total of ninety days), in consideration for which the Company must issue to the Park Lender a warrant to purchase 1 million shares of Company common stock at an exercise price of $.05 per share (see Note 13 - Subsequent Events).

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

On June 25, 2015, the Company signed a 90 day exclusive option to acquire LaMarihuana.com, an Hispanic cannabis portal based in Spain.  As consideration for this exclusive 90 day purchase option, the Company agreed to issue the 100,000 shares of the Company’s common stock valued at the agreement date at $130,000.  This stock had not yet been issued as of the date of these financial statements.

NOTE 13 – SUBSEQUENT EVENTS

On July 15, 2015, the Company appointed William Lupo, Jr. as its CEO, and entered into an employment agreement for a 2 year term (renewable by agreement), which provides for a starting base salary of $250,000 per year, subject to increase to $300,000 per year upon completion of a $3 million capital raise, and equity compensation aggregating six million shares of the Company’s restricted common stock (one million upon signing and five million issuable in eight quarterly installments of 625,000 shares over the next two years). Mr. Lupo will also be appointed to the board of directors of the Company. Concurrently with Mr. Lupo’s appointment as CEO, John Bluher resigned as CEO of the Company and was appointed its President.

Effective August 5, 2015, the Company appointed John P. Venners, a director of the Company, to the office of Executive Vice President, Operations. Mr. Venners will be paid an annual salary of $180,000.  Mr. Venners has, since August 18, 2014, served as a member of the Company’s board of directors, and also served as our interim president from May 31, 2011 through March 24, 2014.

On July 15, 2015, the Park Note (see note 12 – Commitments and Contingencies) was automatically extended for an additional 30 days and the Company issued to the Park Lender an additional warrant to purchase 1 million shares of common stock at an exercise price of $0.05 per share. On or about August 5, 2015, the Park Note was extended by negotiation for an additional 60 days and the Company issued to the Park Lender an additional warrant to purchase 2 million shares of common stock at an exercise price of $0.05 per share.

Between August 7 and August 17, 2015, the Company received $45,000 from an existing investor, in exchange for which it issued a 120 day term note, bearing interest at the rate of 3% per annum, and agreed to issue the investor for no additional consideration 1,200,000 shares of common stock. Howard Baer, the spouse of the Company’s majority shareholder, pledged the web URL “jointlovers.com” as collateral to secure repayment of this note. On or about August 17, 2015, the Company issued 200,000 shares of common stock to an existing investor in exchange for $50,000.  In consideration of the aggregate investment this investor has made into the Company, including this further $50,000 investment, Kae Yong Park, the Company’s majority shareholder, agreed to transfer 2.4 million shares of her common stock to such investor for no additional consideration.

Subsequent the date of these financial statements, Kae Yong Park, our majority shareholder, and her spouse, Howard R. Baer, made additional unsecured cash advances to the Company in the aggregate amount of $100,400, leaving a balance due of $526,600 at August 17, 2015. These advances are non-interest bearing and payable on demand.

On August 7, 2015, Lee Ori ("Plaintiff") instituted a legal action in Missouri against us, Wealthcorp, LLC, Winterwalk Capital, LLC, Christopher S. Walkup ("Walkup"), Marshall P. Winters and Paradigm Healthcare Solutions, LLC.

The complaint alleged that (i) Walkup represented to the Plaintiff that he had the right to subscribe to shares of our common stock at a per share price of $.25 and (ii) that Walkup was our agent and individually and in such alleged agency capacity offered to sell Plaintiff an aggregate of 1,075,000 shares of company common stock for a total purchase price of $425,000. The Complaint alleges that we are liable to the Plaintiff for the acts and omissions of Walkup, based on the allegation that he was our agent.  The complaint seeks from us and Walkup (1) 1,075,000 shares of our common stock and (2) money damages in the amount of $425,000.

Without admitting any responsibility, the Company and the Plaintiff have agreed to settle this matter. The Company has agreed to issue 400,000 restricted shares of common stock valued at $62,000 to the Plaintiff as consideration for the settlement. In addition, the Company has agreed to issue an additional 275,000 shares as liquidated damages if it breaches a certain material representation contained in the settlement agreement.  The Company will value these if and when the shares become issuable.

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

Overview

On June 23, 2014, the Company acquired approximately 7,500 cannabis related Internet domain names from Kae Yong Park (who became our majority shareholder in connection with such acquisition). The list of domain names we acquired is filed as Exhibit 99.3 to the Form 8-K Current Report filed with the Commission on June 25, 2014. In consideration of the acquisition of these assets from Kae Yong Park, we issued her 78.5 million shares of our common stock. In addition, we issued a promissory note in the aggregate principal amount of $500,000, the payment of $400,000 of which is contingent upon our achieving $150,000 in monthly revenues. See Note 11 (Related Party Transactions) and Note 12 (Commitments and Contingencies), in each case to the financial statements for the year ended December 31, 2014 filed herewith.

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

Recent Developments

In addition to the asset acquisition and commencement of business operations described above, the Company has between March, 2014 and December, 2014 sold 9,259,000 shares of its common stock, for aggregate gross proceeds of $2,266,000, including 975,000 shares sold upon exercise of outstanding warrants to purchase common stock at an exercise price of $.20 per share. In addition, between January 5 and August 17, 2015, we have raised gross proceeds of $409,000 from the sale of 1,651,000 shares of common stock at an average per share price of $0.25.

In addition, between December 31 and August 17, 2015, Kae Yong Park, our majority shareholder, and her spouse, Howard R, Baer (collectively, Park), made $619,600 of unsecured cash advances to us to fund our basic operations, $93,000 of which has been repaid, leaving a balance due of $526,600, as of August 17, 2015. The Company has used these limited funds to fund its basic operations on a scaled back basis.

As noted above, as of August 17, 2015, the Company was indebted to Park in the aggregate the amount of $526,600. To evidence this indebtedness, on May 19, 2015, the Company issued Park a non-interest bearing, unsecured demand promissory note in the original principal amount of $403,000 ($526,600 currently outstanding) (“Company Note”).  Unpaid principal under the Company Note is due and payable upon the earlier to occur of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise. Park has to date not enforced the provision requiring repayment upon receipt of net proceeds from capital raising transactions.

Advances after May 14, 2015 were made pursuant to an agreement entered into with the Company on May 15, 2015 (the “Funding Agreement”).  Under the Funding Agreement, Park committed to advance the Company a minimum of $200,000, on an unsecured and non-interest bearing basis, subject to Park’s receipt of funding from a third party lender of $300,000.  On May 14, 2015, Park secured a commitment from a third party (“Park Lender”) to advance Park $300,000 in two tranches, $100,000 on May 14, 2015 and $200,000 on or before May 22, 2015. Park advanced total a total of $222,400 under this agreement to the Company between May 15, 2015 and June 30, 2015

In order to secure the funding commitment from the Park Lender and enable Park to fund the Company, (i) the Company agreed to issue the Park Lender warrants to purchase 2 million shares of common stock at an exercise price of $.05 per share and (ii) Kae Yong Park pledged to the Park Lender 55 million shares of her Company common stock as collateral for Park’s repayment of amounts Park borrowed from the Park Lender (such 55 million shares represent more than a majority of Company common stock outstanding as of the date hereof).  Under the note payable by Park to the Park Lender (“Park Note”), Park was required to repay the $300,000 Park Note within sixty days, unless the Company has not paid her back within such time period, in which event, there is an automatic thirty day extension of the maturity date of the Park Note (for a total of ninety days), in consideration for which the Company must issue to the Park Lender a warrant to purchase 1 million shares of Company common stock at an exercise price of $.05 per share.  The Park Note has since been extended until October 15, 2015, inconsideration for which the Company has issued the Park Lender warrants to purchase an aggregate of 3 million shares of common stock at $.05 per share.

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

Beyond the $200,000 commitment made in the funding agreement, neither Ms. Park nor Mr. Baer are not under any obligation to provide any further funding to the Company. The Company has an immediate and urgent need for additional capital.  See “Liquidity and Capital Resources.”

Results of Operations

As the Company only commenced its business operations during the quarter ended March 31, 2014 (and was a shell company prior to such period), the Company has little meaningful historical business operations for the first quarter of 2014.  Since the Company has little comparable historical business operations, the following discussion omits discussion of income from continuing operations, expenses and other matters related to “results of operations,” for the comparable prior six month period, as the Company does not believe that analysis of this information would be meaningful to investors.

The Company incurred a net loss of approximately $2.3 million for the quarter ended June 30, 2015, compared with a net loss of approximately $1.1 million during the comparable prior quarter.  The approximate $1.2 million increase in net loss is due primarily to an approximate $1.5M increase in interest expense (consisting of amortization of non-cash debt issuance costs arising from the issuance of warrants), partially offset by an approximate $369,000 decrease in loss from operations.

Operating expenses for the three months ended June 30, 2015 were $782,000, a decrease of approximately $407,000 from $1,149,000 during the comparable prior period. The $407,000 decrease in operating expenses was due primarily to a $933,000 decrease in settlement expense (non-cash stock based), partially offset by a $63,000 increase in consulting expense and a $378,000 increase in executive compensation expense ($230,000 of which was non-cash stock based compensation),

Liquidity and Capital Resources

As of June 30, 2015 and August 17, 2015, we had only minimal cash on hand. Consequently, we have an immediate and urgent need for additional capital. We have depleted the proceeds remaining from the sale of 9,259,000 shares of common stock, for aggregate gross proceeds of $2,224,750, including 975,000 shares sold upon exercise of outstanding warrants to purchase common stock at an exercise price of $.20 per share. As disclosed above, in order to fund our basic operations, (i) since January 5, 2015, we have raised gross proceeds of $409,000 from the sale of 1,651,000 shares of common stock at an average per share price of $.25, (ii) in August 2015, we received $45,000 (in consideration for which we issued a 120 day promissory note and agreed to issue 1,200,000 shares of common stock), and (iii)  between December 31 and August 17, 2015, Kae Yong Park, our majority shareholder, and her spouse, Howard Baer,  have collectively made $619,600 of unsecured cash advances to us, $93,000 of which has been repaid, leaving a balance due of $526,600, as of August 17, 2015. See “Recent developments” above. Neither Ms. Park nor Mr. Baer have any obligation to provide further funding to us.

We have not yet realized significant operating revenues. We are however incurring significant costs and expenses in connection with the establishment of our new business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations.

During the six months ended June 30, 2015 and 2014, our operating activities used $779,074 (or approximately $130,000 per month) and 236,145 (or approximately $39,000 per month), respectively.  This increase is due to in part to increased operating activity during the current quarter, compared with the comparable prior period. In addition, the approximate $543,000 increase in cash used by our operating activities was due primarily to (all figures are approximate) a $1,965,000 increase in our net loss and a $933,000 decrease in stock issued for release, partially offset by a $1,479,000 increase in interest expenses, a $483,000 increase in non-cash stock based compensation, a $314,000 increase in accounts payable and accrued expenses, and a $54,000 increase in prepaid expenses.

During the six months ended June 30, 2015 and 2014, our investing activities used $0 and $258,480.  This decrease is due to a reduction on capital investments in web development and domain registrations during the current quarter, due to a lack of cash.

During the six months ended June 30, 2015 and 2014, our financing activities provided $759,701 and $752,800 in cash, respectively. The approximate $7,000 increase in cash provided by our financing activities was due to by an approximate $419,000 increase in net advances form related parties (primarily our majority shareholder and her spouse) partially offset by an approximate $412,000 decrease in proceeds from sales of common stock.  Neither our majority shareholder nor her spouse have any obligation to provide further funding to us.

Accordingly, during the six months ended June, 2015 and 2014, our operating and investing activities used in the aggregate approximately $779,000 (or $130,000 per month) and approximately $494,000 (or $82,000 per month), respectively. We expect our operating and investing activities to consume an increasing amount of cash as we continue to ramp up our operating activities.

Our operations will use increasing amounts of cash in coming quarters as we further ramp up our operations, unless and until we are able to generate revenue from our operating activities

Based on our current business plan, we anticipate that our operating and website development activities will use approximately $300,000 in cash per month over the next twelve months, or $3.6 million. We currently have virtually no cash on hand. We believe that our operations will not begin to generate positive cash flows until at least the second quarter of 2016.  Accordingly, we have an immediate and urgent need for capital to fund our operating activities.

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

We expect to fund these website development expenditures through a combination of cash flows from operations and proceeds from equity and or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our website development expenditures, in which case, there could be an adverse effect on our business and results of operations.

We expect to raise additional funds in the near term from the further sales of shares of common stock. Additional sales of common stock will reduce the percentage interest of existing shareholders in our company. Although it is possible, we do not believe it is likely that we will raise funds through the sale of debt securities in the near term.

As described above, In June, 2014, we issued Kae Yong Park a promissory note in the principal amount of $500,000, as partial consideration for the acquisition of approximately 7,500 cannabis related internet domain names. We have since paid $100,000 in principal to Ms. Park. The remaining balance of $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month we realize at least $150,000 in gross revenue. This remaining $400,000 balance is currently classified as a noncurrent liability. We believe that we will be able to make the approximate $11,000 monthly payment when (and if) we achieve the monthly $150,000 revenue threshold which triggers our repayment obligation.

As noted above, as of August 17, 2015, the Company was indebted to Park in the aggregate the amount of $526,600.  To evidence this indebtedness, on May 19, 2015, the Company issued Park a non-interest bearing, unsecured demand promissory note in the original principal amount of $403,000 ($526,600 currently outstanding) (“Company Note”).  Unpaid principal under the Company Note is due and payable upon the earlier to occur of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise.

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

Changes in Internal Control over Financial Reporting

None

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 7, 2015, Lee Ori ("Plaintiff") instituted a legal action in Missouri against us, Wealthcorp, LLC, Winterwalk Capital, LLC, Christopher S. Walkup ("Walkup"), Marshall P. Winters and Paradigm Healthcare Solutions, LLC.

The complaint alleged that (i) Walkup represented to the Plaintiff that he had the right to subscribe to shares of our common stock at a per share price of $.25 and (ii) that Walkup was our agent and individually and in such alleged agency capacity offered to sell Plaintiff an aggregate of 1,075,000 shares of company common stock for a total purchase price of $425,000. The Complaint alleges that we are liable to the Plaintiff for the acts and omissions of Walkup, based on the allegation that he was our agent.  The complaint seeks from us and Walkup (1) 1,075,000 shares of our common stock and (2) money damages in the amount of $425,000.

Without admitting any responsibility, the Company and the Plaintiff have agreed to settle this matter. The Company has agreed to issue 400,000 restricted shares of common stock valued at $62,000 to the Plaintiff as consideration for the settlement. In addition, the Company has agreed to issue an additional 275,000 shares as liquidated damages if it breaches a certain material representation contained in the settlement agreement.  The Company will value these if and when the shares become issuable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1 and June 12, 2015, the Company sold an aggregate 763,000 shares of its common stock for gross proceeds $190,750 ($0.25 per share). The Company incurred cash finder’s fees of $18,500 in connection with these sales.

On or about August 17, 2015, the Company issued 200,000 shares of common stock to an existing investor in exchange for $50,000. In consideration of the aggregate investment this investor has made into the Company, including this further $50,000 investment, Kae Yong Park, the Company’s majority shareholder, agreed to transfer 2.4 million shares of her common stock to such investor for no additional consideration.

Between August 7 and August 18, 2015, we received $45,000 (in consideration for which we issued 120 day promissory notes and agreed to issue 1,200,000 shares of common stock,

The Company believes that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom we believe was  an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

(a)

Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended

3.2	Bylaws (1)

4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)

10.1	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)

10.2	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

10.3	Agreement between the Company, Kuboo, Inc and the Principal Shareholders, dated as of April 9, 2014 (5)

10.4	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (6)

10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014 (7)

10.6	Agreement with John Bluher, CEO, dated August 13, 2014 (8)

10.8	Agreement with Howard R. Baer dated December 2, 2014 (9)

10.9	Agreement with Kae Yong Park and Howard R. Baer regarding Funding (8)

10.10	Promissory Note Issued to Kae Yong Park and Howard R. Baer (8)

10.11	Agreement with Sandor Capital Master Fund (8)

10.12	Lease Agreement with Kuboo, Inc. dated May 19, 2015 (8)

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)

Filed as Exhibit to our Form 10-Q filed on May 20, 2015 and incorporated herein by reference.

(8)

Filed as Exhibits to our Form 10K filed on May 20, 2015 and incorporated herein by reference.

(9)

Filed as Exhibit to our Form S-1 Registration Statement on December 12, 2014 and incorporated herein by reference.

*

Filed herewith

**

Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	August 19, 2015	By:	/s/William Lupo
William Lupo, CEO