Form 10-Q
period 2015-09-30
NORTHSIGHT CAPITAL, INC.
filed 2015-11-20
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 19, 2015
Common Capital Voting Stock, $0.001 par value per share	111,312,296 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

September 30, 2015

C O N T E N T S

Balance Sheets (unaudited)	3
Statements of Operations (unaudited)	4
Statements of Cash Flows (unaudited)	5
Notes to Unaudited Financial Statements	6

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	September 30,
	2015	December 31,
	(unaudited)	2014
ASSETS
Current Assets
Cash	$45,048	$20,690
Prepaid expenses	131,000	31,500
Accounts receivable	-	-
Debt issue costs, net of $2,763,639 amortization	169,058	-
Total Current Assets	345,106	52,190

Property and equipment, net of $4,580 and $1,471 depreciation	7,857	10,966
Web Development Costs, net of $55,741 and $9,000 amortization	283,420	327,912
Total Assets	$636,383	$391,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$220,355	$34,639
Accounts payable and accrued expenses – related party	209,476	46,676
Notes payable – related party	611,407	-
Advances - related party	-	10,000
Notes payable, net of $22,054 discount	57,846	-
Total Current Liabilities	1,099,084	91,315

Noncurrent Liabilities
Notes payable – related party	400,000	400,000
Total Liabilities	$1,499,084	$491,315

Commitments and Contingencies

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 111,312,296 and 104,019,196 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	111,312	104,019
Stock payable	62,000	-
Additional paid-in capital	16,448,022	10,536,221
Accumulated deficit	(17,484,035)	(10,740,487)
Total Stockholders' Deficit	(862,701)	(100,247)
Total Liabilities and Stockholders' Deficit	$636,383	$391,068

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues	$3,816	$-	$8,229	$-

Operating Expenses:
General administrative	566,682	571,582	1,085,842	708,239
Settlement Expense	62,000	-	62,000	932,500
Consulting expense - related party	73,500	4,637,500	249,000	4,647,000
Executive compensation	932,000	1,040,500	1,723,500	1,046,500
Professional fees	100,759	125,837	265,660	220,172
Rent - related party	13,500	13,500	40,500	20,500
Travel	6,395	9,025	14,997	16,441
Total operating expenses	1,754,836	6,397,944	3,441,499	7,591,352

Loss from operations	(1,751,020)	(6,397,944)	(3,433,270)	(7,591,352)
Other Income (Expense)
Interest expense	(1,831,701)	2,671	(3,310,278)	(71)

Net Loss	$(3,582,721)	$(6,395,273)	$(6,743,548)	$(7,591,423)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	108,569,253	99,308,727	106,412,405	52,449,487
Loss per Common Share - Basic and Diluted	$(0.03)	$(0.06)	$(0.06)	$(0.14)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(6,743,548)	$(7,591,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,109	661
Amortization of web development costs	44,492	-
Amortization of debt issue costs	3,259,504	-
Amortization of debt discount	49,778	-
Stock issued for release	62,000	932,500
Stock issued for executive compensation	1,282,500	980,000
Stock issued pursuant to contracts	380,950	-
Stock issued for consulting	-	4,599,000
Stock issued for contract labor	-	219,000
Stock issued for advertising incentive	750	-
Corporate expenses paid by shareholders	-	71
Changes in operating assets and liabilities:
Prepaid expenses	31,500	(53,500)
Accounts payable and accrued expenses	393,716	15,245
Accounts payable - related party	159,800	67,726
Net Cash Used In Operating Activities	(1,075,449)	(830,720)
Cash Flows From Investing Activities
Purchase of property and equipment		(9,035)
Purchase of web development costs	-	(238,828)
Purchase of domain registrations	-	(154,044)
Net Cash Used In Investing Activities	-	(401,907)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	415,500	2,224,750
Payments for stock repurchase		(75,500)
Proceeds from notes	79,900	-
Proceeds from notes – related party	761,407	-
Payments on notes – related party	(157,000)	(100,000)
Net Cash Provided by Financing Activities	1,099,807	2,049,250

Net Increase In Cash	24,358	816,623
Cash, Beginning of Period	20,690	-
Cash, End of Period	$45,048	$816,623

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Issuance of common stock for domain names	$-	$31,279
Issuance of note payable for domain names	$-	$500,000
Issuance of common stock as settlement of obligations	$208,000	$-
Issuance of common stock for contracts	$131,000	$-
Issuance of common stock in conjunction with debt agreements	$64,934	$-
Cancellation of shares returned to company	$-	$1,676
Finders fees settled with stock	$16,449	$91,450
Warrants issued in conjunction with debt agreements	$3,435,460	$-
Subscriptions receivable – related party	$-	$50,000

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Northsight Capital Inc. (“Northsight” or “the Company”) is an early stage company incorporated in the State of Nevada on May 21, 2008. In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result, became its parent company. On June 25, 2014, the Company completed the acquisition of approximately 7,500 cannabis related Internet domain names, in exchange for which the Company issued 78.5 million shares of its common stock and a promissory note in the principal amount of $500,000. As a result of this transaction, the seller of the domain names became an 81% stockholder of the Company. Kuboo, Inc. continues to be a significant stockholder of the Company.  John Venners, a director of Kuboo, Inc., is our EVP, Operations and also sits on our board of directors.  See Note 12 - Related Party Transactions.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine month period ended September 30, 2015, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company is an early stage enterprise and has accumulated losses of $17,484,035 and has had consistent negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2015 the Company (i) raised $415,500 in capital through the sale of common stock and (ii) received a net $601,407 in loans from its controlling shareholder and her spouse.  The Company does not currently have sufficient cash to fund operating expenses. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue its efforts to generate revenues and income from operations.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which provides guidance on simplifying the presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No, 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which further clarifies ASU 2015-03 as it relates to presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 require retrospective adoption and will be effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company has not early adopted ASU 2015-03 or ASU 2015-15 and the adoption of these standards is not expected to have a material effect on its financial statements or disclosures.

NOTE 4 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350.50, during the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company capitalized $0 and $339,162, respectively, towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. During the nine months ended September 30, 2015 the Company recorded website development expenses of $40,232 which is included in general and administrative expenses on the Company’s condensed statements of operations.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the three and nine months ended September 30, 2015 the Company recorded amortization expense of $18,091 and $44,491, respectively, related to websites previously launched.  During the year ended December 31, 2014 the company fully impaired its capitalized domain registration assets.

The following table shows the Company’s expected amortization over the next five years based upon currently amortized websites:

2015 (3 months)	$16,158
2016	64,632
2017	64,632
2018	64,632
2019	58,392
$268,446

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	As of September 30, 2015	As of December 31, 2014	Estimated Useful Life
Furniture and equipment	12,437	12,437	3 years
Total	12,437	12,437
Less: Accumulated depreciation	(4,580)	(1,471)
	$7,857	$10,966

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $3,109 and $1,471 during the nine months ended September 30, 2015 and year ended December 31, 2014, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At September 30, 2015, the Company had a balance in related party accounts payable and accrued expenses of $209,476 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of majority shareholder	Consulting fees	90,000
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees	103,500
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent, contract labor	12,976
			$209,476

NOTE 7 – NOTES PAYABLE RELATED PARTY

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The note originally bore interest at the rate of 3.25% per annum and the first $100,000 in principal was payable upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity). The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue (see Note 13 - Commitments and Contingencies).

On July 25, 2014, the Company amended and restated its promissory note in the principal amount of $500,000 owing to Kae Yong Park (the Company’s then majority shareholder) to provide that it would make the first $100,000 installment payment due under the Note on July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the note. Thereafter, Kae Yong Park waived the requirement that the Company pay the $100,000 due under the Amended and Restated Note until August 25, 2014, at which time it was paid.  The Company subsequently recaptured all previously recorded interest expense related to the note.

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

On September 21, 2015, the Company amended and restated its promissory note to Park to include all advances to date and provide certain assets, including all internet domain names, websites and related assets as collateral.  Repayment terms remain the same, and Park has to date not enforced the provision requiring repayment upon receipt of net proceeds from capital raising transactions.  On September 30, 2015, the Company amended and restated the note to include an additional $50,000 advanced to the Company.  At September 30, 2015, the Company had a balance due on the note of $611,407 (see Note 14 – Subsequent Events).

The following table summarizes the Company’s debt under this note for the nine months ended September 30, 2015:

Amount due to Park - December 31, 2014	$10,000
Advances received from Park	758,407
Repayments made to Park	(157,000)
Balance due to Park – September 30, 2015	$611,407

NOTE 8 – NOTES PAYABLE

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900.  The note bears interest at the rate of three percent (3%) annually.  In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898.  The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans.  As of September 30, 2015 these notes have not yet been repaid.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each).  The note bears interest at the rate of three percent (3%) annually. As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918. The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans).

The following table summarizes the Company’s notes payable for the nine months ended September 30, 2015:

Balance – December 31, 2014	$-
Loan proceeds received	79,900
Discounts on debt	(71,832)
Amortization of discounts on debt	49,778
Repayments on loans	-
Balance – September 30, 2015	$57,846

The Company had unamortized discounts on debt of $22,054 at September 30, 2015.

NOTE 9 – DEBT ISSUE COSTS

On May 15, 2015, the Company issued 2,000,000 warrants in conjunction with a debt agreement of its majority shareholder and her spouse with a third party under which the third party loaned funds to the majority shareholder and her spouse, and such persons in turn loaned a portion of such funds to the Company.  Pursuant to the terms of the debt agreement, the Company issued an additional 1,000,000 warrants on July 15, 2015 in conjunction with the agreement’s automatic thirty (30) day extension.  On August 5, 2015, the Company issued an additional 2,000,000 warrants as consideration for an additional sixty (60) day extension on the debt agreement. See Note 14 – Subsequent Events. The Company has valued these warrants using the Black-Scholes method and has recorded the value of as debt issue costs to be amortized over the life of the underlying note (see Note 11 – Stock Warrants).

The following table summarizes the Company’s debt issue costs for the nine months ended September 30, 2015:

Debt issue costs – December 31, 2014	$-
Fair value at the commitment date for warrants issued in conjunction with debt agreements	3,428,562
Amortization of debt issued costs	(3,259,504)
Debt issue costs – September 30, 2015	$169,058

The fair value at the commitment date for the above warrants were based upon the following management assumptions:

Commitment Date
Expected dividends	0%
Expected volatility	150% - 159%
Expected term:	2 years
Risk free interest rate	0.55% – 0.73%

NOTE 10 - EQUITY

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

During the three months ended September 30, 2015, the Company sold 616,000 shares of its common stock for an aggregate $75,000 in cash proceeds. The Company incurred a finder’s fee of $1,050, which the company has satisfied through the issuance of 7,500 shares of common stock.

During the three months ended September 30, 2015, the Company issued an aggregate 1,549,000 shares of its common stock valued at $64,934 in conjunction with debt agreements.

During the three months ended September 30, 2015, the Company issued an aggregate 405,000 shares of its common stock valued at $380,950 for services pursuant to multiple contracts.

On July 1, 2015 the Company issued 100,000 shares of its common stock valued at $131,000 as consideration for an exclusive option to acquire the web portal LaMarihuana.com, subject to satisfaction of conditions.

On July 15, 2015 the Company issued 1,000,000 shares of its common stock valued at $800,000 to its then Chief Executive Officer, William Lupo, pursuant to his employment letter.  Upon Mr. Lupo’s resignation on September 15, 2015, a separation agreement has been signed in which he has agreed to return 500,000 of these shares to the Company.

On September 16, 2016, in conjunction with John Bluher’s resignation as President, the Company issued 1,600,000 shares of its common stock, valued at $208,000, as payment in full of all amounts due Mr. Bluher under his employment letter.

NOTE 11 – STOCK WARRANTS

On May 15, 2015, the Company entered into an agreement to grant a warrant good for two years to purchase 2,000,000 shares of the Company’s stock at $0.05 per share in conjunction with a sixty day loan taken out by the Company’s then majority shareholder, Kae Yong Park, and her spouse, Howard Baer; a portion of these loan proceeds were advanced by Park/Baer to the Company to fund operations.  The note to Park and Baer commenced on May 15th with an initial term of sixty days with an automatic thirty day extension, if not paid in full by the maturity date.  The Company had agreed that, if the note were automatically extended, it would grant an additional warrant to purchase 1,000,000 shares of the Company’s stock (on the same terms as the original warrant) as consideration for the extension.  On July 15, 2015, the Company issued an additional 1,000,000 warrants in consideration for the thirty day extension.  On August 5, 2015, the Company issued an additional 2,000,000 warrants with the same terms as the previously issued warrants for an additional sixty day extension.  These warrants have been accounted for as debt issue costs (see Note 8 – Debt Issue Costs).

On July 1, 2015, the Company issued three year warrants to purchase 100,000 shares of the Company’s common stock, at an exercise price of $0.25 per share in conjunction with debt agreements (see Note 8 – Notes Payable).

On September 29, 2015, the Company issued two year warrants to purchase 416,000 shares of the Company’s common stock, at an exercise price of $0.25 per share, in conjunction with an equity sale.

A summary of the Company’s warrant activity for the three months ended September 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2014	-	$-
Granted	5,516,000	0.07
Exercised/settled	-	-
Balance as September 30, 2015	5,516,000	$0.07

The Company’s outstanding warrants at September 30, 2015 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	5,516,000	1.78	$0.07	5,516,000	$0.05	250,000

NOTE 12 – RELATED PARTY TRANSACTIONS

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

In addition, the Seller was required to provide such consulting services as the Company may require during the twelve month period following the closing of the acquisition. In consideration for these services, the Company is required to pay the Seller $9,500 per month, for a period of twelve months, commencing on the closing date and, on the first of each month thereafter.

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

During the three months September 30, 2015, the Company incurred rent expense of $13,500 payable to Kuboo, Inc.  During this same period, the Company made payments to Kuboo, Inc. of $45,700 for accrued expenses. At September 30, 2015, the Company had a payable to Kuboo, Inc. of $12,976 for rent and contract labor.

During the three and nine months ended September 30, 2015, the Company paid $1,000 and $23,000, respectively, to Energy Plus, LLC, a company owned by John Venners, a director and Executive Vice President of the Company, for consulting services rendered.

During the nine months ended September 30, 2015, the Company’s controlling shareholder, Kae Yong Park and her spouse Howard Baer, advanced an aggregate of $758,407 to the Company for short-term capital needs, of which $157,000 has been repaid.  The advances are non-interest bearing and payable on demand.  At September 30, 2015, the Company had a note payable for these advances to Ms. Park/Mr. Baer of $611,407. See Note 14 – Subsequent Events

During the Nine months ended September 30, 2015, one of the Company’s directors, John Venners, advanced $3,000 to the Company for short-term capital needs.  The advance is non-interest bearing and payable on demand.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In May 2014, The Company entered into an asset purchase agreement pursuant to which it agreed to pay the seller $9,500 per month for a period of 12 months, for consulting services to be provided. This agreement also requires the Company to pay a monthly royalty equal to six percent of gross monthly revenues over $150,000. The royalty payment is payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000 (see Note 12 - Related Party Transactions).

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

On May 15, 2015 the Company entered into an agreement (the “Funding Agreement”) with its then majority shareholder, Kae Park, and her spouse Howard Baer (collectively “Park”),  under which Park committed to advance the Company a minimum of $200,000, on an unsecured and non-interest bearing basis, subject to Park’s receipt of funding from a third party lender of $300,000.  On May 14, 2015, Park secured a note from a third party and has since advanced the required funds to the Company.  In connection with the third party loan, Park originally pledged 55 million shares of her Company common stock as collateral pursuant to a Pledge Agreement (such pledged shares, as adjusted under the Pledge Agreement, the “Pledged Shares”).

Under the pledge agreement, if Park defaults on the repayment of the $300,000 note, the lender has the right to take ownership of the Pledged Shares, without any obligation to remit to Ms. Park proceeds from the collateral in excess of the unpaid obligations under the note. Under the Funding Agreement, if the Park Lender takes ownership of the Pledged Shares, the Company (i) must to issue Ms. Park 10 million shares of Company common stock (currently leaving Ms. Park with a net loss of approximately 22 million shares) and (ii) shall not effect a reverse split of its common stock for a period of two years.

On August 7, 2015, Lee Ori ("Plaintiff") instituted a legal action in Missouri against us, Wealthcorp, LLC, Winterwalk Capital, LLC, Christopher S. Walkup ("Walkup"), Marshall P. Winters and Paradigm Healthcare Solutions, LLC.

The complaint alleged that (i) Walkup represented to the Plaintiff that he had the right to subscribe to shares of our common stock at a per share price of $.25 and (ii) that Walkup was the Company’s agent and individually and in such alleged agency capacity offered to sell Plaintiff an aggregate of 1,075,000 shares of company common stock for a total purchase price of $425,000. The Complaint alleges that we are liable to the Plaintiff for the acts and omissions of Walkup, based on the allegation that he was our agent.  The complaint seeks from us and Walkup (1) 1,075,000 shares of our common stock and (2) money damages in the amount of $425,000.

Without admitting any responsibility, Company has agreed to issue 400,000 restricted shares of common stock valued at $62,000 to the Plaintiff as consideration for the settlement. These shares had not yet been issued as of the date of these financial statements.  In addition, the Company has agreed to issue an additional 275,000 shares as liquidated damages if it breaches a certain material representation to be included in the settlement agreement.  The Company will value these if and when the shares become issuable.

NOTE 14 – SUBSEQUENT EVENTS

On October 21, 2015, the Company appointed John B. Hollister as its interim CEO, and entered into an agreement which provides for a starting base salary of $400,000 per year, a signing bonus of $35,000 and warrants to purchase an aggregate five million shares of the Company’s common stock at $0.09 per share.  The warrants are issuable as follows: 500,000 warrants within 5 business days of signing and 375,000 warrants to be issued in twelve quarterly installments of 375,000, commencing December 31, 2015, for so long as Mr. Hollister is employed by the Company.

Mr. Hollister has agreed to defer the payment of his salary and signing bonus as follows:

•

Prior to Receipt of $250,000 of Equity Capital. Mr. Hollister agreed to defer (i) all salary payments until the Company raises a minimum of $250,000 in equity funding and (ii) payment of the signing bonus until the Company raises a minimum of $500,000 in equity funding.

•

$250,000 in Equity Proceeds.  Once the Company raises at least $250,000 in equity capital, Mr. Hollister shall be paid (i) fifty (50%) percent of the amount of his then accrued and unpaid salary and (ii) fifty (50%) percent of the amount of regular salary from and after the receipt of such funds.

•

$500,000 in Equity Proceeds. Provided that the Company raises at least $500,000 in equity capital within ninety (90) days of the Agreement date, Mr. Hollister shall be paid (i) all of his then accrued and unpaid salary and (ii) his signing bonus, and he will continue to be paid fifty (50%) percent of the amount of regular salary from and after the receipt of such funds.

•

$1,000,000 in Equity Proceeds.  Once the Company raises at least $1,000,000 in equity capital, Mr. Hollister shall be paid (i) all of his then accrued and unpaid salary and (ii) the full amount of his regular salary from and after the receipt of such funds.

Upon successful completion of at least $1,000,000 in equity capital raised, Mr. Hollister’s title will change to CEO and his position will no longer be interim in nature.

Since September 30, 2015, Kae Yong Park, our controlling shareholder, and her spouse, Howard R. Baer, have made additional advances to the Company in the aggregate amount of $183,500, leaving a balance due of $794,907 at November 19, 2015. These advances are secured by certain Company assets, including all of its internet domain names, websites and related assets, non-interest bearing and payable on demand.

On October 3, 2015, the Company issued a two year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share in consideration for a further sixty day extension of the $300,000 third party loan described in Note 13 – Commitments and Contingencies.

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

Overview

On June 23, 2014, the Company acquired approximately 7,500 cannabis related Internet domain names from Kae Yong Park (who became our majority shareholder in connection with such acquisition). The list of domain names we acquired is filed as Exhibit 99.3 to the Form 8-K Current Report filed with the Commission on June 25, 2014. In consideration of the acquisition of these assets from Kae Yong Park, we issued her 78.5 million shares of our common stock. In addition, we issued a promissory note in the aggregate principal amount of $500,000, the payment of $400,000 of which is contingent upon our achieving $150,000 in monthly revenues. See Note 12 - Related Party Transactions and Note 13 - Commitments and Contingencies.

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

The Company has already launched several websites and portals and, subject to availability of sufficient funding (which the Company does not currently have), intends to build additional websites/portals around its owned internet domain names. These websites/portals will serve as directories for businesses engaged in the lawful sale and distribution of cannabis and hemp related products.

Recent Funding History

In addition to the asset acquisition and commencement of business operations described above, the Company has between January 5 and November 19, 2015, raised gross proceeds of $434,000 from the sale of 2,067,000 shares of common stock at an average per share price of $0.21.

Most recently, during September and October, 2015, the Company raised an aggregate of $75,000 from an existing investor through the sale of Units (consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.25 per share), as follows: 416,667 Units (at a per unit price of $.06) and 714,285 Units at a per unit price of $.07.  In order to induce this investor to make these purchases from the Company, our controlling shareholder sold the investor an aggregate of 12,408,735 shares of common stock, at an average per share price of $.016. Accordingly, the Company has been experiencing enormous difficulty raising capital in recent months.

Between December 31, 2014 and November 19, 2015, Kae Yong Park, our majority shareholder, and her spouse, Howard R, Baer (collectively, Park), made $959,407 of cash advances to us to fund our basic operations, $164,500 of which has been repaid, leaving a balance due of $794,907, as of November 19, 2015. The Company has used these limited funds to fund its basic operations on a scaled back basis.

As noted above, as of November 19, 2015, the Company was indebted to Park in the aggregate the amount of $794,907. To evidence this indebtedness, on May 19, 2015, the Company issued Park a non-interest bearing, unsecured demand promissory note in the original principal amount of $403,000 ($794,907 currently outstanding) (“Company Note”).  Unpaid principal under the Company Note is due and payable upon the earlier to occur of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise. Park has to date not enforced the provision requiring repayment upon receipt of net proceeds from capital raising transactions.

On September 21, 2015, the Company amended and restated the Company Note to include all advances to date for a total note of $632,307 and provide certain assets, including all internet domain names, websites and related assets as collateral.  Repayment terms remain the same, and Park has to date not enforced the provision requiring repayment upon receipt of net proceeds from capital raising transactions.  On September 30, 2015, the Company amended and restated the Company Note in connection with an additional $50,000 advanced to the Company.

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

In order to secure the funding commitment from the Park Lender and enable Park to fund the Company, (i) the Company agreed to issue the Park Lender warrants to purchase 2 million shares of common stock at an exercise price of $.05 per share and (ii) Kae Yong Park pledged to the Park Lender 55 million shares of her Company common stock as collateral for Park’s repayment of amounts Park borrowed from the Park Lender.  Under the note payable by Park to the Park Lender (“Park Note”), Park was required to repay the $300,000 Park Note within sixty days, unless the Company has not paid her back within such time period, in which event, there would be an automatic thirty day extension of the maturity date of the Park Note (for a total of ninety days), in consideration for which the Company was required to issue to the Park Lender a warrant to purchase 1 million shares of Company common stock at an exercise price of $.05 per share.  On July 15, 2015, The Park Note was extended for thirty and a warrant to purchase 1 million shares was issued.   On August 5, 2015 the Park Note was extended further until October 15, 2015, in consideration for which the Company has issued the Park Lender warrants to purchase an additional 2 million shares of common stock at $.05 per share. Finally, on October 3, 2015 the Park Note was extended further until December 15, 2015, in consideration for which the Company has issued the Park Lender warrants to purchase an additional 2 million shares of common stock at $.05 per share.  Thus, the company has issued the Park Lender warrants to purchase an aggregate of 5,000,000 shares at an exercise price of $.05 per share, in consideration of cumulative extensions of the Park Note of 150 days.

Under the Pledge Agreement, if Park defaults on the repayment of the $300,000 Park Note, the Park Lender has the right to take ownership of all of Ms. Park’s shares of Company common stock pledged thereunder (currently approximately 32 million shares), without any obligation to remit to Ms. Park proceeds from the collateral in excess of the unpaid obligations under the Park Note. Under the Funding Agreement, if the Park Lender takes ownership of Ms. Park’s pledged shares, the Company (i) must to issue Ms. Park 10 million shares of Company common stock (leaving Ms. Park with a net loss of about 22 million shares) and (ii) shall not effect a reverse split of its common stock for a period of two years.

Neither Ms. Park nor Mr. Baer are not under any obligation to provide any further funding to the Company. The Company has an immediate and urgent need for additional capital.  See “Liquidity and Capital Resources.”

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The Company incurred a net loss of approximately $3.6 million for the quarter ended September 30, 2015, compared with a net loss of approximately $6.4 million during the comparable prior quarter.  The (all numbers approximate) $2.8 million decrease in net loss is due primarily to a $4.6 million decrease in related party consulting expense and a $100,000 decrease in executive compensation, partially offset by a $1.8 million increase in interest expense.  The $4.6 million decrease in related party consulting expense relates primarily to one time stock gifts to Company related persons by the Company’s majority shareholder in 2014, which stock gifts were accounted for as consulting expense in the Company’s statement of operations.  The increase in interest expense is primarily due to the amortization of one time debt issue costs and discounts on short term debt issued during the current period.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Explanatory Note

The Company did not fully commence operations until the latter part of the second quarter of 2014. Consequently, the nine months ended September 30, 2014 does not reflect nine months of operations.  As a result, the Company believes that comparing the nine months ended September 30, 2015 with the comparable prior period is only of limited utility.

The Company incurred a net loss of approximately $6.7 million for the nine months ended September 30, 2015, compared with a net loss of approximately $7.6 million during the comparable prior period.  The (all numbers approximate) $900,000 decrease in net loss is due primarily to a $4.4 million decrease in related party consulting expense related to one time stock gifts in the prior year period and a $900,000 decrease in settlement expense, partially offset by a $3.3 million increase in interest expense, a $700,000 increase in executive compensation and a $400,000 increase in general and administrative expenses. The increase in interest expense is primarily due to the amortization of one time debt issue costs and discounts on short term debt issued during the current period.  The increase in executive compensation is primarily due to non-cash stock payments which were not offered in the prior year period.

Cash used in operating activities during the nine months ended September 30, 2015 (all numbers approximate) was $1.1 million, an increase of approximately $300,000 million over the $800,000 used during the comparable prior period. The $300,000 increase was due primarily to a (all numbers approximate) $4.8 million decrease in stock issued for consulting and contract labor, and a $900,000 decrease in stock issued for releases, partially offset by $800,000 decrease in net loss, a $3.3 million increase in amortization expense, a $300,000 increase in stock issued for executive compensation, a $400,000 increase in stock issued pursuant to contracts and a $500,000 increase in accounts payable and accrued liabilities.

Cash used in investing activities for the nine months ended September 30, 2015 was zero as compared to approximately $400,000 in the prior period due to the Company halting capital investments in the current period.

Cash provided by financing activities for the nine months ended September 30, 2015 was approximately $1.1 million as compared to approximately $2 million in the prior comparable period. The $900,000 decrease is due to a decrease of $1.8 million in net proceeds from common stock issuances, partially offset by an $800,000 increase in net proceeds from related party advances and notes.  The Company encountered much greater difficulty raising equity capital during the nine months ended September 30, 2015, when compared with the comparable prior period.

Liquidity and Capital Resources

As of September 30, 2015 and November 19, 2015, we had only minimal cash on hand. Consequently, we continue to have an immediate and urgent need for additional capital. As disclosed above, in order to fund our basic operations, (i) since January 5, 2015, we have raised gross proceeds of $434,000 from the sale of 2,067,000 shares of common stock at an average per share price of $.21, (ii) in July 2015, we received $34,900 (in consideration for which we issued a 7 day promissory note and agreed to issue 349,000 shares of common stock and 100,000 warrants to purchase shares at $0.25 per share), (iii) in August 2015, we received $45,000 (in consideration for which we issued a 120 day promissory note and agreed to issue 1,200,000 shares of common stock), and (iv) between December 31, 2014 and November 19, 2015, Kae Yong Park, our majority shareholder, and her spouse, Howard Baer,  have collectively made $959,407 of cash advances to us, $164,500 of which has been repaid, leaving a balance due of $794,907, as of November 19, 2015. However, most recently, during September and October, 2015, the Company raised an aggregate of $75,000 from an existing investor through the sale of Units (each consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.25 per share), as follows: 416,667 Units (at a per unit price of $.06) and 714,285 Units at a per unit price of $.07.  In order to induce this investor to make these purchases from the Company, our controlling shareholder sold the investor an aggregate of 12,408,735 shares of common stock, at an average per share price of $.016. Accordingly, the Company has been experiencing enormous difficulty raising capital in recent months.  See “Recent Funding Developments” above. Neither Ms. Park nor Mr. Baer have any obligation to provide further funding to us.

We have not yet realized significant operating revenues. We are however incurring significant costs and expenses in connection with the development of our new business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations.

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

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately we will need to generate substantial positive operating cash flows. We expect our internal sources of funds to consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have no meaningful revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We have been attempting to raise additional funds through equity and/or debt financing, but, as disclosed above, have encountered great difficulty in securing additional equity funding. We expect that our operations will begin to generate revenues during the second quarter of 2016, which should help ameliorate our liquidity deficiency.  If we are unable to raise additional funds almost immediately, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 2 to the Financial Statements - Liquidity/Going Concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $300,000 in website development expenditures over the next 12 months (included in the $3.6 million estimate of cash required over the next twelve months). The purpose of these expenditures will be for the development of various Websites/portals we intend to create and acquisition of additional domain names.

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

We hope to raise additional funds in the near term from the further sales of shares of common stock, but, again have recently encountered great difficulty in our efforts to secure additional equity funding. Additional sales of common stock will reduce the percentage interest of existing shareholders in our company. Although it is possible, we do not believe it is likely that we will raise funds through the sale of debt securities in the near term.

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

As noted above, as of November 19, 2015, the Company was indebted to Park in the aggregate the amount of $794,907.  To evidence this indebtedness, Company has issued Park a non-interest bearing, secured demand promissory note in the $682,307 ($794,907 currently outstanding) (“Company Note”).  Unpaid principal under the Company Note is due and payable upon the earlier to occur of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital whether in the form of debt, equity or otherwise.

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

Without admitting any responsibility, the Company and the Plaintiff have agreed to settle this matter and are currently negotiating a definitive agreement. The Company has agreed to issue 400,000 restricted shares of common stock valued at $62,000 to the Plaintiff as consideration for the settlement. In addition, the Company has agreed to issue an additional 275,000 shares as liquidated damages if it breaches a certain material representation contained in the settlement agreement.  The Company will value these if and when the shares become issuable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 14, 2015, the Company sold 200,000 shares of its common stock for total gross proceeds $50,000 ($0.25 per share).

On July 1, 2015, the Company received $34,900, in consideration for which we issued 7 day promissory note and agreed to issue 349,000 shares of common stock and 100,000 warrants to purchase shares at $0.25 per share.

In August 2015, we received $45,000, in consideration for which we issued a 120 day promissory note and agreed to issue 1,200,000 shares of common stock.

During September and October, 2015, the Company raised an aggregate of $75,000 from an existing investor through the sale of Units (each consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.25 per share), as follows: 416,667 Units (at a per unit price of $.06) and 714,285 Units at a per unit price of $.07.  In order to induce this investor to make these purchases from the Company, our controlling shareholder sold the investor an aggregate of 12,408,735 shares of common stock, at an average per share price of $.016

The Company believes that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom we believe was  an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

(a)

Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)

10.1	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)

10.2	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

10.3	Agreement between the Company, Kuboo, Inc and the Principal Shareholders, dated as of April 9, 2014 (5)

10.4	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (6)

10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014 (7)

10.6	Agreement with John Bluher, CEO, dated August 13, 2014 (8)

10.8	Agreement with Howard R. Baer dated December 2, 2014 (9)

10.9	Agreement with Kae Yong Park and Howard R. Baer regarding Funding (8)

10.10	Amended and Restated Promissory Note Issued to Kae Yong Park and Howard R. Baer *

10.11	Agreement with Sandor Capital Master Fund (8)

10.12	Lease Agreement with Kuboo, Inc. dated May 19, 2015 (8)

10.13	Security Agreement with Kae Yong Park and Howard R. Baer *

10.14	Employment agreement of John B. Hollister dated October 21, 2015 *

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	November 19, 2015	By:	/s/John Hollister
John B. Hollister, Interim CEO