Form 10-K
period 2015-12-31
NORTHSIGHT CAPITAL, INC.
filed 2016-04-14
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $3,954,266 based on the closing price as quoted on Yahoo! Finance as of April 13, 2016.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 14, 2015
Common Capital Voting Stock, $0.001 par value per share	112,761,581 shares

Northsight Capital, Inc.

Form 10-K

For the Year Ended December 31, 2015

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

In May, 2011, Kuboo, Inc. (f/k/a Safe Communications, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result, became its parent company. On June 23, 2014, the Company completed the acquisition of approximately 7,500 cannabis related Internet domain names from Kae Yong Park, an individual who became our majority shareholder as a result of the acquisition. Currently, we own approximately 2,700 cannabis related internet domain names. Based upon our limited capital resources, we determined to allow certain domain names to expire that we concluded were of little utility to us given our business strategy. In consideration of the acquisition of the 7,500 cannabis related Internet domain names from Kae Park, the Company:

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

In addition, Ms. Park was required to provide such consulting services as the Company may require during the twelve-month period following the closing of the acquisition. In consideration for these services, the Company was required to pay Ms. Park $9,500 per month, for a period of twelve months, commencing on the closing date and, on the first of each month thereafter. Ms. Park is also entitled to “piggyback” registration rights on the Securities Act registration statement of which this prospectus is a part, with respect to eight million shares of common stock issued to the seller. The Company is obligated to bear all registration expenses of such piggyback registration, other than underwriting discounts and commissions and any legal fees incurred by the seller.

Kuboo, Inc. continues to be a significant stockholder of the Company.  John Venners, the President, CEO and a director of Kuboo, Inc., serves as the Company’s Executive Vice President of Operations and sits on our board of directors.  See Note 15 - Related Party Transactions.

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

The Company is building a variety of websites/portals around these domain names. These websites/portals will serve as directories for businesses engaged in the lawful sale and distribution of cannabis and hemp related products and services. To date we have completed and launched eight cannabis related websites, as described below.  As noted below, subject to the receipt of additional funding, we intend to complete and launch an additional three cannabis related websites.

Products and Services

The Company’s principal business is to provide a wide variety of online directories for a broad range of businesses engaged in the lawful sale and distribution of cannabis and hemp related products.

The following constitute the Company’s major product categories: a monthly subscription for a listing in one or more of the Company’s online directories, paid advertising in one or more of the Company’s online directories and leasing to customers one or more Internet domain names for the customer’s exclusive use.

The principal markets for the Company’s services are businesses that are engaged in the lawful sale and distribution of cannabis and cannabis related products and wish to (i) be included in one or more of the Company’s state based online directories, (ii) advertise in the Company’s online directories or (iii) lease one or more internet domain names from the Company.  With this platform, the Company will establish an advertising channel for all consumer companies interested in advertising or accessing the large consumer market interested in legal cannabis.

A list of the approximately 7,500 internet domain names we acquired from Kae Yong Park (who became our majority shareholder in connection with the acquisition) is filed as Exhibit 99.3 to the Current Report on Form 8-K filed with the Commission June 25, 2014. We currently own approximately 2,700 cannabis related internet domain names. Based upon our limited capital resources, we determined to allow certain domain names to expire that we concluded were of little utility to us given our business strategy.

Domain names we do not lease to customers will point to one or more of our websites based on the relevance of the internet domain name to the particular website.

We have already completed and launched the following websites:

•

WeedDepot.com

•

RateMyStrain.com

•

420Careers.com

•

MJBizWire.com

•

MarijuanaRecipes.com

•

MarijuanaSelfies.com

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

MarijuanaSelfies.com – A Web community for the freedom of expression and legalization of marijuana.

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

On February 29, 2016, we entered into a joint venture agreement to develop a website around the URL www.jointlovers.com. The joint venture arrangement was disclosed in our Current Report on Form 8-K filed with the SEC on March 2, 2016, which is incorporated herein by this reference.

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

•

Radio and TV Advertising

•

Advertising in Industry based publications

To date, our sales and marketing related activities have included search engine optimization, direct selling efforts, direct mail, electronic mail, social media, and online advertising. We have engaged companies to assist us in our sales and marketing related activities including New Times (print advertising) and a nationally recognized men’ magazine (print advertising).

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

Customers

As we are a newly established business, we have not yet realized significant revenues from our operations. We expect our customers to consist of the various businesses engaged in the lawful sale and distribution of cannabis and hemp related products, including retail shops, medical dispensaries, head shops, growers, distributors, suppliers, vendors, and the like. Our customers may also include legal, marketing, and event production companies seeking to serve the cannabis industry.

To the extent practicable from a business standpoint, we intend to diversify our customer base, so that we are not dependent on any particular customer.

Personnel

As of April 14, 2016, we employed 13 full time people.

Website/Portal Development

During 2016, we expect to incur aggregate website development costs and expenses of approximately $175,000 related to the development of our websites and related technology and services. Our ability to engage in planned website and related technology development is subject to the availability of sufficient funds, which we currently do not have. If we are unable to fund necessary research and development, we will be at a competitive disadvantage and our business will be materially and adversely affected.

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

The state laws, rules and regulations governing the possession, use, sale and distribution of cannabis and products which may contain cannabis are constantly changing and evolving.  The medicinal use of cannabis has been legalized in 23 states and Washington D.C. (with legislation to legalize medicinal use pending in 9 states) and 4 states have legalized the use of cannabis for recreational purposes; but, pursuant to the federal Controlled Substances Act (“CSA”), the possession, use, sale and distribution of cannabis for recreational or medicinal purposes remains unauthorized and illegal.  However, the state laws which authorize and regulate (or prohibit) the possession, use, sale and distribution of cannabis, as well as the federal laws prohibiting the same do not apply to our business as we will not at any time engage or participate in the possession, cultivation, sale or distribution of cannabis or products which may contain cannabis.

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

Seasonality

As we are a newly established business, we have not yet realized significant revenues from our business operations. Accordingly, we do not yet have a historical basis to determine whether our revenue will be subject to seasonal fluctuation.

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

We have an immediate and urgent need for additional capital. We currently have only a de-minimis amount of cash on hand. See Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources. Further, we expect that our operating expenses will continue increase over at least the next 12 months. We currently do not have sufficient capital to fund our planned operations. In addition, we may experience a further material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we need to raise additional funds immediately, and such funds may not be available on favorable terms, if at all.

We have encountered difficulty raising capital from third parties.  Since December 31, 2015, most of our funding has been provided by Kae Yong Park, a significant shareholder, and her spouse, Howard R. Baer, neither of whom is under any obligation to fund the Company.

If we cannot raise funds on acceptable terms, we will not be able to complete the construction of our planned websites/portals, effectively market our services, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We may be unable to secure sufficient funding to continue operations and effect planned transactions, in which case our stockholders would suffer a total loss of their investment. If we are unable to obtain necessary funding, there will be a material adverse effect on our business, results of operations and financial condition.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our current independent registered public accounting firm issued an opinion on our financial statements for the years ended December 31, 2015 and 2014, respectively, which states that the financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations and inability to generate sufficient operating cash flow raise substantial doubt about our ability to continue as a going concern. As of April 14, 2016, we had only a minimal amount of cash on hand.

The Company has accumulated losses of $18,718,329 and have had sustained negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2015, the Company raised approximately $465,000 in capital through the sale of its common stock and approximately $1,189,000 in proceeds from debt agreements.  Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) eventually to generate profits from operations.

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

WE ARE AN EARLY-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

We have limited operating history upon which to base an evaluation of our current business and future prospects. We have not yet launched all of our planned websites/portals. The market for cannabis related directories/advertising is new and as yet untested. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have little historical data with respect to directory listing rates (including renewals) for our services because we have not yet established a significant history of subscriptions. Further, because of our limited operating history and because the market for web-based cannabis related directories is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

WE HAVE A HISTORY OF LOSSES. BECAUSE WE CURRENTLY HAVE LIMITED REVENUES AND EXPECT OUR OPERATING EXPENSES TO INCREASE IN THE FUTURE, WE MAY NEVER BECOME PROFITABLE.

Since we ceased to be a shell company within the meaning of applicable securities laws in the middle of 2014, we have experienced net losses and negative operating cash flows. We commenced business operations late in the first quarter of 2014. As of December 31, 2015, we had an accumulated deficit of $18,718,329 and incurred net losses of $7,977,842 during the year ended December 31, 2015. We expect our near term quarterly losses to increase, if we are able to secure funding needed to ramp our operations. We will likely incur significant net losses into the first quarter of 2017 and possibly longer. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

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

We commenced business operations in the middle of 2014 and have not yet generated significant revenue. We will need to generate substantial revenues to achieve and maintain profitability. If we fail to generate such revenues, we will continue to experience losses indefinitely. We may not be able to achieve or maintain profitability. We also may fail to accurately estimate and assess our increased operating expenses as we expand our operations. If our operating expenses exceed our expectations, our financial performance will be adversely affected, which will likely cause the price of our common stock to decline.

ADDITIONAL FUNDING WILL BE DILUTIVE TO STOCKHOLDERS OR MAY IMPOSE OPERATIONAL RESTRICTIONS.

An additional equity financing will be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility. If additional funds are raised through the issuance of equity securities or securities convertible into or exercisable for equity securities, the percentage ownership of our then existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

OUR PRINCIPAL STOCKHOLDER OWNS A LARGE PERCENTAGE OF OUR VOTING STOCK AND COULD INFLUENCE, DELAY, OR PREVENT A CHANGE IN OUR CORPORATE CONTROL OR OTHER ACTIONS REQUIRING STOCKHOLDER APPROVAL, EVEN IF FAVORED BY OUR OTHER STOCKHOLDERS.

Immediately prior to this filing, our principal stockholder, Kae Yong Park, beneficially owned approximately 32% of our outstanding common stock. This stockholder is able to influence all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

THERE HAS BEEN VIRTUALLY NO PUBLIC MARKET FOR OUR COMMON STOCK, AND ITS PRICE HAS BEEN AND IS EXPECTED TO BE HIGHLY VOLATILE.

There has been virtually no public market for our common stock, and we cannot assure you that an active public market for our common stock will develop or be sustained in the future. Our common stock is quoted in the over the counter market, the market for which is highly illiquid and the quoted price of our common stock is likely not indicative of the underlying value of our common stock.

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

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

Sales of a large number of shares of our common stock in the market if our previously pending Registration statement on form S-1 were to ever become effective, or the belief that these sales could occur, could cause a significant drop in the market price of our common stock. Of the 112,761,581 shares we had outstanding as of April 14, 2016, approximately 23,064,800 shares would become freely tradable upon the effectiveness under the Securities Act of our previously pending Registration Statement. Consequently, the price of our common stock could drop substantially following the effectiveness of the Registration Statement. Even if we do not pursue the Registration Statement, a substantial number of our outstanding shares are eligible for sale subject to compliance with Rule 144 under the Securities Act of 1933, as amended.

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

We have recently been forced, due to lack of capital, to downsize the number of our personnel, which has placed, and will continue to place, a strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage reduced manpower and/or increased operational activity effectively. This will require us to hire and train additional personnel to manage our operations, for which we do not currently have the necessary capital. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our operational growth, implementation of our business plan will be materially and adversely affected.

THE LOSS OF KEY EMPLOYEES AND TECHNICAL PERSONNEL OR OUR INABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our success depends in part upon the continued service of our senior management personnel, including our interim CEO, John Hollister. Our success will also depend on our future ability to attract and retain highly qualified technical, managerial and marketing personnel. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure you that we will continue to be successful in attracting or retaining such personnel. The loss of certain key employees, such as our CEO, or our inability to attract and retain other qualified employees could have a material adverse effect on our business.

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

We expect that a substantial portion of our future revenues will come from listing fees from our cannabis related directories (although we currently are not realizing significant revenue from this service). Prospective customers will have the option to list on a monthly or an annual basis and may or may not renew their listings at the end of the period. For annual listings, we will bill customers for the entire listing period and would then recognize revenue from those annual listings over the terms of the listing period. As a result, we anticipate that a significant portion of any revenues we report in future quarters will be deferred revenue from listing agreements entered into and paid for during previous quarters. Because of this deferred revenue, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our cannabis related directories.

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

RISKS RELATED TO OUR INDUSTRY

EVOLVING REGULATION OF THE CANNABIS INDUSTRY MAY AFFECT US ADVERSELY.

The state laws, rules and regulations governing the possession, use, sale and distribution of cannabis and products which may contain cannabis are constantly changing and evolving.  The medicinal use of cannabis has been legalized in 23 states and Washington D.C. (with legislation to legalize medicinal use pending in 9 states) and 4 states have legalized the use of cannabis for recreational purposes; but, pursuant to the federal Controlled Substances Act (“CSA”), the possession, use, sale and distribution of cannabis for recreational or medicinal purposes remains unauthorized and illegal.  However, the state laws which authorize and regulate (or prohibit) the possession, use, sale and distribution of cannabis, as well as the federal laws prohibiting the same do not apply to our business as we will not at any time engage or participate in the possession, cultivation, sale or distribution of cannabis or products which may contain cannabis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 Not Applicable.

ITEM 2:  PROPERTIES

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo Inc., our former parent company and a significant shareholder. Through June 30, 2014, we were renting approximately 1,150 square feet of space on a month-to-month basis for $3,500 per month through a sub-lease agreement with our former parent company Kuboo Inc. Effective July 1, 2014 until April 1, 2015, we rented approximately 3,235 square feet of space from Kuboo for monthly rent of $4,500. Beginning April 1, 2015, we began occupying approximately an additional 3,000 square feet of space for no additional rent.  Effective May 19, 2015, we entered into an agreement with Kuboo, Inc. under which we rent approximately 6,100 square feet on a month to month basis for $11,500 per month.  Under the current arrangement, the landlord pays taxes, maintenance and repairs.

ITEM 3:  LEGAL PROCEEDINGS

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

Without admitting any responsibility, the Company and the Plaintiff agreed in principle to settle the matter.  Under the settlement, the Company agreed to issue 400,000 restricted shares of common stock valued at $62,000 to the Plaintiff as consideration for the settlement. These shares had not been issued as of the date of these financial statements.  In addition, the Company has agreed to issue an additional 275,000 shares as liquidated damages if it breaches a certain material representation to be included in the settlement agreement.  The definitive settlement agreement is still being negotiated. The Company will value these if and when the shares become issuable.

To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer, affiliate of ours or beneficial owner of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:   MINE SAFETY DISCLOSURES

 Not Applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares were previously approved for quotation on the OTC Bulletin Board (OTCBB) of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “NCAP” on May 12, 2009.  There is currently only limited and sporadic trading for shares of our common stock.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.

The following table sets forth, for the periods indicated, the high and low closing quotations, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
	High	Low
2015 January 1 – March 31	1.44	0.91
April 1 – June 30	1.31	0.91
July 1 - September 30	1.31	0.09
October 1 – December 31	0.10	0.03

2014 January 1 - March 31	3.76	0.06
April 1 – June 30	1.50	0.60
July 1- September 30	2.90	1.41
October 1 – December 31	1.75	1.01

These prices were obtained from the finance portal, Yahoo! Finance, and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

At April 14, 2016 we had approximately 185 shareholders of record, not including an indeterminate number of holders who may hold shares in “street name.”

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

Recent Issuances of Unregistered Securities

The unregistered securities were issued by us during the last three years are as follows:

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

Between April 3 and April 14, 2014, we issued 3,730,000 shares in cancellation of an equal number of shares of NCAP Security Systems, Inc., our sister company. These shares were issued solely to “accredited investors,” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended, in full and complete satisfaction of any and all amounts that could be claimed in relation to the surrendering shareholders’ investment in NCAP Security Systems, Inc. We valued these shares at $.25, being the price per share at which we had then most recently sold shares in private transactions.

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

Between January 5 and October 26, 2015, the Company sold 2,781,285 shares of its common stock for $484,500 in gross cash proceeds. The Company incurred a finder’s fees of $34,950, which the company has satisfied as follows: $18,500 in cash, $16,450 through the issuance of 69,100 shares of common stock.

On February 12, 2015, the Company issued 3,000 shares of its common stock valued at $750 as an advertising incentive, the value of which has been recorded against revenue in the Company’s statements of operations.

Between July 1 and August 10, 2015, the Company issued an aggregate 1,549,000 shares of its common stock valued at $64,934 in conjunction with debt agreements.

Between August 20, 2015 and November 30, 2015, the Company issued an aggregate 1,440,000 shares of its common stock valued at $502,800 for services pursuant to multiple contracts.

On January 1 and April 1, 2015, the Company issued 250,000 shares of common stock valued at $252,500 and $230,000, respectively, to its then Chief Executive Officer, John Bluher, pursuant to his employment letter.

On July 15, 2015, the Company issued 1,000,000 shares of its common stock valued at $800,000 to its then Chief Executive Officer, William Lupo, pursuant to his employment letter.  Upon Mr. Lupo’s resignation on September 15, 2015, a separation agreement was signed in which he agreed to return 500,000 of these shares to the Company.  The Company subsequently received the shares on November 19, 2015.

On July 1, 2015, the Company issued 100,000 shares of its common stock valued at $131,000 as consideration for an exclusive option to acquire the web portal LaMarihuana.com, subject to satisfaction of conditions.

On September 16, 2015, in conjunction with John Bluher’s resignation as President, the Company issued 1,600,000 shares of its common stock, valued at $208,000, as payment in full of all amounts due Mr. Bluher under his employment letter.

On October 9, 2015, the Company issued 200,000 shares of common stock valued at $20,000 as settlement of a contract dispute.

On February 29, 2016, the Company sold $150,000 of convertible notes and warrants to purchase 4.9% of the company’s issued and outstanding stock, in connection with its Joint venture agreement with Tumbleweed Holdings, Inc., as disclosed in the Company’s Form 8-K Current Report filed with the SEC on March 2, 2016.  The warrant to purchase Company common stock has an exercise price of $0.08 per share, a three-year term and a cashless exercise right.

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

Overview

On June 23, 2014, the Company acquired approximately 7,500 cannabis related Internet domain names from Kae Yong Park (who became our majority shareholder in connection with such acquisition). The list of domain names we acquired is filed as Exhibit 99.3 to the Form 8-K Current Report filed with the Commission on June 25, 2014. In consideration of the acquisition of these assets from Kae Yong Park, we issued her 78.5 million shares of our common stock. In addition, we issued a promissory note in the aggregate principal amount of $500,000, the payment of $400,000 of which is contingent upon our achieving $150,000 in monthly revenues. See Note 7 - Notes Payable Related Party and Note 12 - Commitments and Contingencies, in each case to the financial statements for the year ended December 31, 2015 filed herewith.

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

Recent Developments

During 2015, the Company sold 2,781,285 shares of its common stock, for aggregate net proceeds of $465,500. In addition, since December 31, 2014 and through April 14, 2016, Kae Yong Park, a significant stockholder, and her spouse, Howard. R. Baer (collectively, “Park”), advanced the Company $1,244,407 on a non-interest bearing basis, of which $233,100 has been repaid, leaving a balance due of $1,011,307 at April 15, 2016. Of these advances, the $125,000 made after December 31, 2015 were advanced on an unsecured basis.  The remaining $886,307 amount is secured by all our assets.

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

The additional $158,000 in advances after May 14, 2015 were made pursuant to an agreement entered into with the Company on May 15, 2015 (the “Funding Agreement”).  Under the Funding Agreement, Park committed to advance the Company a minimum of $200,000, on an unsecured and non-interest bearing basis, subject to Park’s receipt of funding from a third party lender of $300,000.  On May 14, 2015, Park secured a commitment from a third party (“Park Lender”) to advance Park $300,000 in two tranches, $100,000 on May 14, 2015 and $200,000 on or before May 22, 2015. Since May 19, 2015, Park has fulfilled the remaining $42,000 of her $200,000 minimum commitment under this agreement as well as advanced the remaining $100,000 to the Company.

The Company has an immediate and urgent need for additional capital. Therefore, since May 19, 2015, Park has advanced an aggregate of $724,907 to the Company, on a non-interest bearing basis, of which $140,100 has been repaid, leaving a balance due of $1,011,307 at April 14, 2016, of which $886,307 is secured by all our assets. See “Liquidity and capital Resources.” Neither Ms. Park, nor Mr. Baer, are under any obligation to provide further funding to us.

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company will develop an online dating service around the URL, www.jointlovers.com.  The Company and TW own 60% and 40% respectively of equity of the joint venture company.  Under the joint venture agreement, the Registrant and TW agreed as follows:

•

The Company will contribute the URL www.jointlovers.com to the joint venture entity, in exchange for 60% of the joint venture company.

•

TW will contribute up to $100,000 towards the development of the online web portal, in exchange for 40% of the joint venture company. The estimated $100,000 will be paid in three monthly installments commencing on or about March 2, 2016.

•

Any additional funds required for development of the web portal will be contributed 60% by the Company and 40% by TW.

•

To share revenue from the joint venture company and apply a portion of any remaining joint venture company operating income to repay principal and income due under the convertible notes referenced below (up to $500,000 in principal amount of notes).

•

TW will purchase an aggregate of $150,000 in principal amount of convertible notes, convertible into shares of Company common stock at a conversion price of $.20 per share. The Notes will be purchased in three equal monthly tranches of $50,000, the first of which was purchased February 29, 2016. In addition to repayment of principal, if the joint venture company has revenues, the Notes are entitled to receive a portion of the joint venture company’s operating income until they have received an amount equal to 50% of the face value of the notes.

Each Party will issue the other party a warrant to purchase 4.9% of its common stock. The warrant to purchase TW stock will have an exercise price of $.02 per share, and the warrant to purchase Company common stock will have an exercise price of $.08 per share. The warrants will have a three-year term and a cashless exercise right. TW files reports under the Securities Exchange Act of 1934, as amended, and its common stock is quoted in the OTC market.

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

Our significant accounting policies are described below. We anticipate that the following accounting policies will require the application of our most difficult, subjective or complex judgments:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Results of Operations

Year ended December 31, 2015 Compared to the year ended December 31, 2014

The Company did not fully commence operations until the latter part of the second quarter of 2014. Consequently, the year ended December 31, 2014 does not reflect twelve months of operations.  As a result, the Company believes that comparing the year ended December 31, 2015 with the comparable prior period is only of limited utility.

The Company incurred a net loss of approximately $8.0 million during the year ended December 31, 2015, as compared with a net loss of approximately $10 million during the comparable prior period.  The (all numbers approximate) $2 million decrease in net loss is due primarily to a $4.4 million decrease in related party consulting expense (related to one-time stock gifts in the prior year), a $500,000 decrease in general and administrative expense and a $900,000 decrease in settlement expense (non-cash stock based).  The decrease in general and administrative expense was due primarily to a $400,000 decrease in internet and domain expense, a $700,000 decrease in consulting and contract labor, and a $100,000 decrease in marketing expense offset by a $200,000 increase in wage expense.  The $5.8 million aggregate decrease in operating expense was partially offset by a $3.8 million increase in interest expense (primarily non-cash). The increase in interest expense is primarily due to one-time non-cash debt costs on short term debt issued during the current period.

Liquidity and Capital Resources

As of December 31, 2015 and April 14, 2016, we had only minimal cash on hand. Consequently, we have an immediate and urgent need for additional capital. The lack of operating capital is materially and adversely affecting our business operations. Between January 5 and October 26, 2015, we received aggregate gross proceeds of $484,000 from the sale of 2,781,285 shares of common stock.  The company also received gross proceeds from debt agreements of $79,900 between July 1 and August 10, 2015.  As disclosed above, in order to fund our basic operations, between December 31, 2014 and April 14, 2016, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer, have collectively made cash advances of $1,244,407 to the Company, $233,100 of which has been repaid, leaving a balance due of $1,011,307, as of April 14, 2016. In addition, on February 29, 2016, the Company sold $150,000 of convertible notes, to be invested in three $50,000 tranches payable as follows: $50,000 on February 29, 2016, and two additional installments of $50,000 each, the first payable March 29, 2016 (paid) and the second payable April 28, 2016.

We have not yet realized significant operating revenues. We are however incurring significant costs and expenses in connection with the establishment of our new business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations.

During the year ended December 31, 2015, our operating activities used $1,485,446 in cash (or approximately $124,000 per month), compared to $1,537,239 in the prior year (essentially unchanged). Compared with the prior year, the $2 million decrease in loss, $3.7 million increase in warrants issued for debt (non-cash debt issue costs) and the $100,000 increase in depreciation and amortization was offset by a $353,000 decrease in impairment costs (domains) and a $5.9 million decrease on stock based expenses (related to settlements and services). However, there was a $395,000 increase in accounts payable and accrued expenses, which enabled us to fund our operations with less cash. Funding our operations with accounts payable is however not sustainable.  We must raise additional capital to fund our operations on a sustainable basis. If we are able to raise additional capital and ramp up our operations, we will use increasing amounts of cash in coming quarters, at least until we are able to generate additional revenue from our operating activities.

During the year ended December 31, 2015, there were no cash flows related to investing activities, compared to using $516,000 in cash during the prior year.  The $516,000 decrease in cash used in investing activities is due primarily to a $339,000 decrease in web development costs and a $165,000 decrease in domain registration costs. The lack of operating capital has impeded our web development and domain registration related activities, which in turn adversely affects the implementation of our business plan.

Cash provided by financing activities during the year ended December 31, 2015 was approximately $1.5 million as compared to approximately $2.1 million in the prior comparable period. The $600,000 decrease was due to a decrease of $1.8 million in net proceeds from common stock issuances, partially offset by a $1.1 million increase in net proceeds from related party advances and notes.  The Company encountered much greater difficulty raising equity capital during the year ended December 31, 2015, as compared with the comparable prior year, and thus became much more heavily reliant on debt financing, primarily form its controlling shareholder, who is under no obligation to provide funding to the company.

If we are able to obtain additional funding and ramp up our operations, our operations will use increasing amounts of cash in coming quarters, unless and until we are able to generate revenue from our operating activities.  Based on our current business plan, subject to receipt of additional capital, we anticipate that our operating and website development activities will use approximately $300,000 in cash per month over the next twelve months, or $3.6 million. We currently have only minimal cash on hand.    We believe that our operations will not begin to generate positive cash flows until at least the first quarter of 2017.  Accordingly, we have an immediate and urgent need for capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have little revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, we expect that our operations will begin to generate revenues during the first quarter 2017, which should ameliorate our liquidity deficiency.  If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Since early 2015, we have encountered great difficulty raising capital from unrelated third parties. There is a significant risk that we will be unable to raise additional capital form unrelated third parties.  Although Kae Yong Park and Howard Baer have provided us with significant funds, they are under no obligation to do so.  In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 3 to the Financial Statements - Liquidity/Going Concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $175,000 in website development expenditures over the next 12 months (included in the $3.6 million estimate of cash required over the next twelve months). The purpose of these expenditures will be for the development of various Websites/portals we intend to create, modifications and improvements on existing sites and acquisition of additional domain names.

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

We intend to raise additional funds in the near term from the further sales of shares of common stock. Additional sales of common stock will reduce the percentage interest of existing shareholders in our company. Although it is possible, we do not believe it is likely that we will raise funds through the sale of debt securities in the near term.

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

In addition, as described above, we are currently indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,011,307, of which 886,307 is evidenced by a promissory note.  The promissory note evidencing this indebtedness is non-interest bearing and payable on demand. The repayment of this obligation is secured by all our assets. If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would like lose their entire investment in the Company.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the years ended December 31, 2015 and 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northsight Capital, Inc.

We have audited the accompanying balance sheets of Northsight Capital, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northsight Capital, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 14, 2016

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$22,951	$20,690
Prepaid expenses	-	31,500
Accounts receivable	400	-
Total Current Assets	23,351	52,190

Deposits	131,000	-
Property and equipment, net $5,617 and $1,471 depreciation	6,821	10,966
Web Development Costs, net $73,833 and $11,250 amortization	249,329	327,912
Total Assets	$410,501	$391,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$384,631	$34,639
Accounts payable and accrued expenses – related party	173,942	56,676
Notes payable – related party	949,307	-
Notes payable	79,900	-
Total Current Liabilities	1,587,780	91,315

Noncurrent Liabilities
Notes payable – related party	400,000	400,000
Total Liabilities	1,987,780	491,315

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 112,761,581 and 104,019,196 shares issued and outstanding as of December 31, 2015 and 2014, respectively	112,762	104,019
Subscription payable	62,000	-
Additional paid-in capital	16,966,288	10,536,221
Accumulated deficit	(18,718,329)	(10,740,487)
Total Stockholders' Deficit	(1,577,279)	(100,247)
Total Liabilities and Stockholders' Deficit	$410,501	$391,068

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,	December 31,
	2015	2014

Revenues	$13,393	$48

Operating Expenses:
General administrative	1,582,021	2,144,567
Settlement expense	82,000	932,500
Consulting expense - related party	265,993	4,675,500
Executive compensation	1,830,124	1,836,500
Professional fees	332,172	325,226
Rent - related party	103,000	34,000
Travel	19,780	50,522
Total operating expenses	4,215,090	9,998,815

Loss from operations	(4,201,697)	(9,988,767)

Other Income (Expense)
Interest expense	(3,776,145)	(71)

Net Loss Before Income Taxes	(7,977,842)	(9,998,838)

Income tax	-	-

Net Loss After Income Taxes	$(7,977,842)	$(9,998,838)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	107,987,931	65,311,989
Loss per Common Share - Basic and Diluted	$(0.07)	$(0.15)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(7,977,872)	$(9,998,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,145	1,471
Amortization of web development costs	62,583	11,250
Amortization of debt discounts	71,832	-
Impairment of domain registrations	-	353,722
Stock issued for release	82,000	932,500
Stock issued for executive compensation	1,282,500	2,296,500
Stock issued pursuant to contracts	502,800	-
Stock issued for settlement of employment contract	208,000	-
Stock issued for consulting	-	4,599,000
Stock issued for contract labor	-	219,000
Stock issued for advertising incentive	750	-
Warrants issued for executive compensation	54,156	-
Warrants issued in conjunction with debt agreements	3,702,272	-
Corporate expenses paid by shareholders	-	71
Changes in operating assets and liabilities:
Prepaid expenses	31,500	(31,500)
Web development costs	16,000	-
Accounts receivable	(400)	-
Accounts payable and accrued expenses	349,992	22,909
Accounts payable - related party	124,266	56,676
Net Cash Used In Operating Activities	(1,485,446)	(1,537,239)
Cash Flows From Investing Activities
Purchase of property and equipment	-	(12,437)
Purchase of web development costs	-	(339,162)
Purchase of domain registrations	-	(164,722)
Net Cash Provided By (Used In) Investing Activities	-	(516,321)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	465,500	2,054,750
Payments for stock repurchase	-	(75,500)
Proceeds from warrant exercise	-	195,000
Proceeds from notes payable	79,900	-
Proceeds from advances – related party	1,112,407	-
Payments on advances – related party	(170,100)	-
Payments on notes - related party	-	(100,000)
Net Cash Provided By Financing Activities	1,487,707	2,074,250
Net Increase In Cash	2,261	20,690
Cash, Beginning of Period	20,690	-
Cash, End of Period	$22,951	$20,690
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Issuance of common stock for domain names	$-	$189,000
Issuance of note payable for domain names	$-	$500,000
Issuance of common stock for investment	$131,000	$-
Issuance of common stock in conjunction with debt agreements	$64,934	$-
Warrants issued in conjunction with debt agreements	$6,898	$-
Cancellation of shares returned to company	$-	$1,676
Finder’s fees settled with stock	$16,450	$97,200
Subscriptions receivable – related party	$-	$50,000

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

			Additional	Subscription
	Common Stock		Paid-in	Payable	Accumulated
	Shares	Amount	Capital	(Receivable)	Deficit	Total

Balance, December 31, 2013	12,500,000	$ 12,500	$ 717,419	$ (50,000)	$ (741,649)	$ (61,730)

Common stock sold, net offering costs	8,284,000	8,284	2,046,466	-	-	2,054,750
Common stock issued for warrants exercised	975,000	975	194,025	-	-	195,000
Common stock issued for domain names	78,650,000	78,650	110,350	-	-	189,000
Common stock issued for release	3,730,000	3,730	928,770	-	-	932,500
Common stock issued for compensation	1,250,000	1,250	2,295,250	-	-	2,296,500
Common stock issued for consulting by majority shareholder	-	-	4,599,000	-	-	4,599,000
Common stock issued for contract labor by majority shareholder	-	-	219,000	-	-	219,000
Issuance of note payable for domain names	-	-	(500,000)	-	-	(500,000)
Finders Fees settled with stock	305,800	306	(306)	-	-	-
Payments for stock repurchase	-	-	(75,500)	-	-	(75,500)
Cancellation of shares	(1,675,604)	(1,676)	1,676	-	-	-
Corporate expenses paid by shareholders	-	-	71	-	-	71
Accounts payable to former shareholders forgiven	-	-	-	50,000	-	50,000
Net loss for the year ended December 31, 2014	-	-	-	-	(9,998,838)	(9,739,838)

Balance, December 31, 2014	104,019,196	$ 104,019	$ 10,536,221	$ -	$ (10,740,487)	$ (100,247)

Common stock sold, net offering costs	2,781,285	2,782	462,718	-	-	465,500
Warrants issued as compensation	-	-	54,156	-	-	54,156
Warrants issued in conjunction with debt agreements	-	-	3,709,170	-	-	3,709,170
Common stock issued in conjunction with debt agreements	1,549,000	1,549	63,385	-	-	64,934
Common stock issued as advertising incentive	3,000	3	747	-	-	750
Common stock issued for release	200,000	200	19,800	62,000	-	82,000
Common stock issued for compensation	1,000,000	1,000	1,281,500	-	-	1,282,500
Common stock issued for consulting	1,440,000	1,440	501,360	-	-	502,800
Common stock issued for letter of intent	100,000	100	130,900	-	-	131,000
Common stock issued for settlement employment contract	1,600,000	1,600	206,400	-	-	208,000
Finders Fees settled with stock	69,000	69	(69)	-	-	-
Net loss for the year ended December 31, 2015	-	-	-	-	(7,977,842)	(7,977,842)

Balance, December 31, 2015	112,761,581	$ 112,762	$ 16,966,288	$ 62,000	$ (18,718,329)	$ (1,577,279)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Northsight Capital Inc. (“Northsight” or “the Company”) was incorporated in the State of Nevada on May 21, 2008. In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result, became its parent company. On June 25, 2014, the Company completed the acquisition of approximately 7500 cannabis related Internet domain names, in exchange for which the Company issued 78.5 million shares of its common stock and a promissory note in the principal amount of $500,000. As a result of this transaction, the seller of the domain names became an 81% stockholder of the Company. Kuboo, Inc. continues to be a significant stockholder of the Company.   John Venners, a director of Kuboo, Inc., is our EVP, Operations, and sits on our board of directors.  See Note 15 - Related Party Transactions.

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

Concentrations and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance may at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

Risk and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of December 31, 2015 and 2014, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

Accounts Receivable

Receivables are stated at the amount the Company expects to collect. The Company considers the following factors when evaluating the collectability of specific receivable balances: credit-worthiness of the debtor, past transaction history with the debtor, current economic industry trends, and changes in debtor payment terms. If the financial condition of the Company’s debtors were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Changes to the allowance for doubtful accounts made as a result of management’s determination regarding the ultimate collectability of such accounts are recognized as a charge to the Company’s earnings. Specific receivable balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to the receivable.

At December 31, 2015 the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted future cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. The Company did not find any impairment of long-lived asset during the year ended December 31, 2015. The Company fully impaired its long-lived assets of $353,722 during the year ended December 31, 2014.

Revenue Recognition

The Company currently generates revenue through advertising on its core web domains.

Revenue is recognized when all of the following criteria are met:

•

Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of an order from the Company’s distributors, resellers or customers.

•

Delivery has occurred. Delivery is deemed to have occurred when title and risk of loss has transferred, either upon shipment of products to customers or upon delivery.

•

The fee is fixed or determinable. The Company assesses whether the fee is fixed or determinable based on the terms associated with the transaction.

•

Collection is reasonably assured. The Company assesses collectability based on credit analysis and payment history.

Advertising and Promotion

Advertising and promotion expenses include digital and print advertising, trade show events, endorsements and sponsorships, and promotional giveaways. Advertising costs are expensed as incurred unless they cover a specific period of time, in which case they are amortized over the service period. Advertising costs of $81,568 and $25,909 were incurred for the years ended December 31, 2015 and December 31, 2014, respectively.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2015 and 2014.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying financial statements at December 31, 2015 and 2014.

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

At December 31, 2015, the Company had outstanding warrants to purchase an aggregate 11,105,285 shares of common stock.  The calculation of diluted net loss per share excludes all warrants as of December 31, 2015 and 2014, since their effect is anti-dilutive.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 3 – LIQUIDITY/GOING CONCERN

The Company has accumulated losses of $18,718,329 and has sustained negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2015, the Company has (i) raised approximately $465,000 in capital through the sale of its common stock, $80,000 in debt proceeds, and received $939,307 in net advances from related parties under a secured promissory note and an additional $3,000 in unsecured advances from related parties.  Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) eventually to generate profits from operations.

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

NOTE 4 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350-50, during the years ended December 31, 2015 and 2014, the Company capitalized $0 and $339,162, respectively, towards the development of various websites, including a website on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. The Company recorded website development expenses of $79,205 and $113,934 which is included in general and administrative expenses during the years ended December 31, 2015 and 2014, respectively.

The Company amortizes web development costs over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $62,583 and $11,250 related to several web sites put into service during the years ended December 31, 2015 and 2014, respectively.

	As of December 31, 2015	As of December 31, 2014	Amortization Period
Web development costs	327,912	339,162	5 years
Less: reallocate cost to invoices	(16,000)
Less: accumulated depreciation	(62,583)	(11,250)
	$249,329	$327,912

During the year ended December 31, 2014, the Company capitalized $353,722 incurred in connection with the purchase of rights for certain internet domain names. Domain name assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Due to the uncertainty of Company’s ability to generate future cash flows through the rental of its domain names, the Company recorded full impairment charges of $353,722, which is included in general and administrative expenses, related to these assets during the year ended December 31, 2014. The Company does not have any intangible assets not subject to amortization at December 31, 2015 or 2014.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and 2014:

	As of December 31, 2015	As of December 31, 2014	Estimated Useful Life
Furniture and equipment	10,996	12,437	3 years
Total	10,996	12,437
Less: accumulated depreciation	(4,145)	(1,471)
	$6,821	$10,966

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $4,145 and $1,471 during the years ended December 31, 2015 and 2014, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At December 31, 2015, the Company had a balance in related party accounts payable and accrued expenses of $173,942 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of significant shareholder	Consulting fees	86,476
Kuboo Inc.	Former parent company, significant shareholder	Rent	31,000
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees	53,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
			$173,942

NOTE 7 – NOTES PAYABLE RELATED PARTY

On May 19, 2015, the Company issued Kae Yong Park and her spouse Howard Baer (together, “Park”) a non-interest bearing, unsecured demand promissory note to evidence all unpaid advances received by the Company to that point and to cover all additional advances received afterward.  Unpaid principal under the note is due and payable upon the earlier of (i) an “event of default” (as defined), (ii) written demand and (iii) the Company’s receipt of capital (to the extent of net proceeds received) from any capital raising transaction after May 15, 2015, whether in the form of debt, equity or otherwise.

On September 30, 2015, the Company amended and restated its promissory note to Park to include all advances to date and provide certain assets, including all internet domain names, websites and related assets as collateral.  Repayment terms remain the same, and Park has to date not enforced the provision requiring repayment upon receipt of net proceeds from capital raising transactions.

During the year ended December 31, 2015, Park advanced an aggregate of $1,109,407 to the Company for short-term capital needs, of which $170,100 was repaid.  At December 31, 2015, the Company had a note payable to Park for these advances of $949,307.  Due to the on demand nature of this amount, the company has been classified it as a current liability.

The following table summarizes the Company’s balance for these advances for the year ended December 31, 2015:

Amount due - December 31, 2014	$10,000
Advances received from Park	1,109,407
Repayments made to Park	(170,100)
Balance due– December 31, 2015	$949,307

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The note originally bore interest at the rate of 3.25% per annum and the first $100,000 of which was payable upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity). The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue (see Note 11 - Commitments and Contingencies).

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

NOTE 8 – NOTES PAYABLE

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900.  The note bears interest at the rate of six percent (6%) annually.  In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898.  The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans.  As of December 31, 2015 these notes have not yet been repaid.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each).  The note bears interest at the rate of six percent (6%) annually.  As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918.  The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans).  As of December 31, 2015 these notes have not yet been repaid.

The following table summarizes the Company’s notes payable for the year ended December 31, 2015:

Balance – December 31, 2014	$-
Loan proceeds received	79,900
Discounts on debt	(71,832)
Amortization of discounts on debt	71,832
Repayments on loans	-
Balance – December 31, 2015	$79,900

NOTE 9 - EQUITY

Between January 5 and October 26, 2015, the Company sold 2,781,285 shares of its common stock for $484,500 in gross cash proceeds. The Company incurred a finder’s fees of $34,950, which the company has satisfied as follows: $18,500 in cash, $16,450 through the issuance of 69,100 shares of common stock.

On February 12, 2015, the Company issued 3,000 shares of its common stock valued at $750 as an advertising incentive, the value of which has been recorded against revenue in the Company’s statements of operations.

Between July 1 and August 10, 2015, the Company issued an aggregate 1,549,000 shares of its common stock valued at $64,934 in conjunction with debt agreements.

Between August 20 and November 30, 2015, the Company issued an aggregate 1,440,000 shares of its common stock valued at $502,800 for services pursuant to multiple contracts.

On January 1 and April 1, 2015, the Company issued 250,000 shares of common stock valued at $252,500 and $230,000, respectively, to its then Chief Executive Officer, John Bluher, pursuant to his employment letter.

On July 15, 2015, the Company issued 1,000,000 shares of its common stock valued at $800,000 to its then Chief Executive Officer, William Lupo, pursuant to his employment letter.  Upon Mr. Lupo’s resignation on September 15, 2015, a separation agreement was signed in which he agreed to return 500,000 of these shares to the Company.  The Company subsequently received the shares on November 19, 2015.

On July 1, 2015, the Company issued 100,000 shares of its common stock valued at $131,000 as consideration for an exclusive option to acquire the web portal LaMarihuana.com, subject to satisfaction of conditions.

On September 16, 2015, in conjunction with John Bluher’s resignation as President, the Company issued 1,600,000 shares of its common stock, valued at $208,000, as payment in full of all amounts due Mr. Bluher under his employment letter.

On October 9, 2015, the Company issued 200,000 shares of common stock valued at $20,000 as settlement of a contract dispute.

During the year ended December 31, 2015, without admitting any responsibility, the Company agreed in principle to issue 400,000 shares of common stock valued at $62,000 as settlement of legal proceedings, the value of which is included in Subscription payable on the Company’s Balance Sheet at December 31, 2015, pending execution of a definitive agreement.

NOTE 10 – STOCK WARRANTS

On May 15, 2015, the Company entered into an agreement to grant a warrant good for two years to purchase 2,000,000 shares of the Company’s stock at $0.05 per share in conjunction with a sixty-day loan taken out by the Company’s then majority shareholder, Kae Yong Park, and her spouse, Howard Baer; a portion of these loan proceeds were advanced by Park/Baer to the Company to fund operations.  The note to Park and Baer commenced on May 15th with an initial term of sixty days with an automatic thirty-day extension, if not paid in full by the maturity date.  The Company had agreed that, if the note were automatically extended, it would grant an additional warrant to purchase 1,000,000 shares of the Company’s stock (on the same terms as the original warrant) as consideration for the extension.  On July 15, 2015, the Company issued an additional 1,000,000 warrants in consideration for the thirty-day extension.  On August 5, 2015, October 3, 2015 and December 5, 2015 the Company issued three additional warrants, respectively, to purchase 2,000,000 shares of common stock, in each case as consideration for additional sixty (60) day extensions on the debt agreement.  These warrants have been expensed as interest.

The Company applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value at the commitment date for the above warrants were based upon the following management assumptions:

Commitment Date
Expected dividends	0%
Expected volatility	150% - 167%
Expected term:	2 - 3 years
Risk free interest rate	0.55% – 1.06%

On July 1, 2015, the Company issued three year warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share in conjunction with debt agreements (see Note 8 – Notes Payable).

Between September 29, 2015 and October 27, 2015, the Company issued two year warrants to purchase an aggregate 1,130,285 shares of the Company’s common stock, at an exercise price of $0.25 per share, in conjunction with equity sales.

On October 21, 2015, the Company issued two year warrants to John Hollister, Interim CEO, to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.09 per share in conjunction with his employment contract.  These warrants were valued at $32,250 using the Black-Scholes pricing model and were fully vested upon issuance.

On December 31, 2015, the Company issued two year warrants to John Hollister, Interim CEO, to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.09 per share in conjunction with his employment contract. These warrants were valued at $19,906 using the Black-Scholes pricing model and were fully vested upon issuance.

A summary of the Company’s warrant activity for the year ended December 31, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2014	-	$-
Granted	11,105,285	0.08
Exercised/settled	-	-
Balance as December 31, 2015	11,185,285	$0.08

The Company’s outstanding warrants at December 31, 2015 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	11,185,285	1.69	$0.08	11,185,285	$0.08	270,000

The weighted average fair value per warrant issued during the year end December 31, 2015 was $0.36.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In May 2014, The Company entered into an asset purchase agreement pursuant to which it agreed to pay the seller $9,500 per month for a period of 12 months, for consulting services to be provided. This agreement also requires the Company to pay a monthly royalty equal to six percent of gross monthly revenues over $150,000. The royalty payment is payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000 (see Note 15 - Related Party Transactions).

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

Without admitting any responsibility, the Company and the Plaintiff agreed in principle to settle the matter.  Under the settlement, the Company agreed to issue 400,000 restricted shares of common stock valued at $62,000 to the Plaintiff as consideration for the settlement. These shares had not been issued as of the date of these financial statements.  In addition, the Company has agreed to issue an additional 275,000 shares as liquidated damages if it breaches a certain material representation to be included in the settlement agreement.  The definitive settlement agreement is still being negotiated. The Company will value these if and when the shares become issuable.

NOTE 12 – STOCK-BASED COMPENSATION

Restricted Stock Granted to Employees

On August 13, 2014, John Bluher became CEO of the Company. His agreement with the Company called for the issuance of 400,000 shares of Company common stock upon becoming CEO, and the issuance of an additional 750,000 shares of common stock in three equal installments of 250,000 each on October 1, 2014, January 1, 2015 and April 1 2015.

On July 15, 2015, the Company appointed William Lupo, Jr. as its CEO, and entered into an employment agreement for a 2 year term (renewable by agreement), which provided for compensation aggregating six million shares of the Company’s restricted common stock (one million upon signing and five million issuable in eight quarterly installments of 625,000 shares over the next two years). Upon Mr. Lupo’s resignation on September 15, 2015, Mr. Lupo agreed to return to the Company 500,000 of the 1,000,000 shares the Company issued him upon his hiring.  All remaining shares due under the contract were forfeited.

The activity of restricted stock granted to employees pursuant to employment agreements for the year ended December 31, 2015 is as follows:

Number of Shares
Shares unvested – December 31, 2014	500,000
Granted	6,000,000
Issued	(1,500,000)
Returned	500,000
Forfeited	(5,500,000)
Shares unvested – December 31, 2015	-

Warrants Granted to Employees

On October 21, 2015, the Company appointed John B. Hollister as its interim CEO, and entered into an agreement which provides as part of his compensation package for warrants to purchase an aggregate five million shares of the Company’s common stock at $0.09 per share.  The warrants are issuable as follows: 500,000 warrants within 5 business days of signing and 4,500,000 warrants to be issued in twelve quarterly installments of 375,000, commencing December 31, 2015, for so long as Mr. Hollister is employed by the Company.

The activity of restricted stock granted to employees pursuant to employment agreements for the year ended December 31, 2015 is as follows:

Number of Warrants
Warrants unvested – December 31, 2014	-
Granted	875,000
Exercised	-
Warrants outstanding – December 31, 2015	875,000

NOTE 13 – NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss for the period by the weighted average shares of common stock outstanding during each period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding option and warrant contracts. For the years ended December 31, 2015 and 2014, the Company reflected a net loss, and the effect of considering any common stock equivalents would have been anti-dilutive. Therefore, a separate computation of diluted net loss per share is not presented.

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2015	2014
Warrants (exercise price $0.05 – $0.25/share)	11,105,285	-
Total common stock equivalents	11,105,285	-

NOTE 14 – INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2015 and 2014, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $4,333,812 and $2,327,000, respectively. These losses are available for future years and expire through 2034.  Pursuant to Internal Revenue Code Section 382, utilization of these losses may be severely or completely limited due to more than 50% ownership changes in 2014, 2011 and 2010.

The deferred tax asset at December 31, 2015 and 2014 is summarized as follows:

Income Tax Footnote	12/31/2015	12/31/2014
Cumulative NOL	$(4,333,812)	$(2,327,008)

Deferred Tax assets:
(34% Federal, 7% Avg. Corp. Rate)
Net operating loss carry forwards	(7,668,510)	(4,400,148)
Stock/options issued for services	5,270,524	2,914,668
Stock/options issued for release	415,621	382,027
Depreciation and amortization	61,977	5,212
Impairment Expense	144,913	144,913
Valuation allowance	1,775,475	953,328
	$-	$-

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of approximately $1,775,000 and $953,000 at December 31, 2015 and 2014, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of approximately $822,000 is primarily attributable to the Company’s net operating loss during the year ended December 31, 2015.

The components of the income tax provision for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Book income (loss) from operations	$(3,268,362)	$(4,096,324)
Stock/options issued for services	2,355,856	2,914,668
Stock/options issued for release	33,594	382,027
Depreciation and amortization	56,765	5,212
Impairment Expense	-	144,913
Change in valuation allowance	822,147	649,504
	$-	$-

NOTE 15 – RELATED PARTY TRANSACTIONS

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

Is obligated to pay a monthly royalty to the Seller equal to the product of (i) six percent (6%) and (ii) the excess of the Company’s gross monthly revenue over $150,000 (“Royalty Payment”). The Royalty Payment is payable for a period of thirty-six months from and after the first month in which the Company has gross revenues in excess of $150,000.

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

In addition, the Seller was required to provide such consulting services as the Company may require during the twelve-month period following the closing of the acquisition. In consideration for these services, the Company was required to pay the Seller $9,500 per month, for a period of twelve months, commencing on the closing date and, on the first of each month thereafter.

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo Inc, our former parent company and a significant shareholder. Currently, the Company is renting approximately 6,100 square feet of space on a month-to-month basis. The monthly rent for this facility is $11,500.

During the year ended December 31, 2015, the Company incurred expenses payable to Kuboo, Inc. of $139,500, as follows $103,000 for rent   and $36,500 related to its use of certain Kuboo employees.

During the year ended December 31, 2015, a significant shareholder, Kae Yong Park and her spouse Howard Baer, advanced an aggregate of $1,109,407 to the Company for short-term capital needs, of which $170,100 was repaid.  The advances are non-interest bearing and secured by all assets of the Company.  At December 31, 2015, the Company had a note payable for these advances to Ms. Park/Mr. Baer of $949,307.

During the year ended December 31, 2015, the Company incurred expenses of $135,000 related to its consulting contract with Howard Baer.  During this same period, the Company made payments to Mr. Baer of $44,500 for said expenses.

During the year ended December 31, 2015, one of the Company’s directors, John Venners, advanced $3,000 to the Company for short-term capital needs.  The advance is non-interest bearing and payable on demand.

NOTE 16 – SUBSEQUENT EVENTS

Loan Advances

Since December 31, 2015, Kae Yong Park, a significant shareholder, and her spouse, Howard R. Baer, made additional unsecured advances to the Company of $125,000, and have received repayments on their secured note of $63,000 leaving a balance due of $1,011,307 at April 14, 2015. The advances are non-interest bearing with $886,307 being secured by all assets of the Company.

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum.

Joint Venture

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company will develop an online dating service around the URL, www.jointlovers.com.  The Company and TW own 60% and 40%, respectively, of equity of the joint venture company.  Under the joint venture agreement, the Registrant and TW agreed as follows:

•

The Company will contribute the URL www.jointlovers.com to the joint venture entity, in exchange for 60% of the joint venture company.

•

TW will contribute up to $100,000 towards the development of the online web portal, in exchange for 40% of the joint venture company. The estimated $100,000 will be paid in three monthly installments commencing on or about March 2, 2016.

•

Any additional funds required for development of the web portal will be contributed 60% by the Company and 40% by TW.

•

To share revenue from the joint venture company and apply a portion of any remaining joint venture company operating income to repay principal and income due under the convertible notes referenced below (up to $500,000 in principal amount of notes).

•

TW will purchase an aggregate of $150,000 in principal amount of convertible notes, convertible into shares of Company common stock at a conversion price of $.20 per share. The Notes will be purchased in three equal monthly tranches of $50,000, the first of which was purchased February 29, 2016. In addition to repayment of principal, if the joint venture company has revenues, the Notes are entitled to receive a portion of the joint venture company’s operating income until they have received an amount equal to 50% of the face value of the notes.

Each Party will issue the other party a warrant to purchase 4.9% of its common stock. The warrant to purchase TW stock will have an exercise price of $.02 per share, and the warrant to purchase Company common stock will have an exercise price of $.08 per share. The warrants will have a three-year term and a cashless exercise right. TW files reports under the Securities Exchange Act of 1934, as amended, and its common stock is quoted in the OTC market.

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

Our Chief Executive Officer and Financial Controller evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the control criteria established in a report entitled Internal Control — Integrated Framework—2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation, our Chief Executive Officer and Financial Controller, concluded that, as of December 31, 2015, our internal control over financial reporting was not effective, based on having insufficient resources to establish an effective control environment during 2015.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officer/director and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
John B. Hollister	55	Interim CEO	October 21, 2015
John P. Venners	66	Executive Vice President, Operations Director	August 5, 2015 August 18, 2014
Thomas M. Dean	71	Director	July 1, 2015

Background and Business Experience

John B. Hollister. Mr. Hollister has been our interim CEO and a director since August 13, 2014. Upon the successful completion of $1 million in equity Capital, Mr. Hollister will have the title of CEO and the position will no longer be interim in nature.  The Board of Directors concluded that Mr. Hollister should serve as our CEO and a member of our board of directors based upon his extensive experience in the following areas:

Mr. Hollister was Chief Executive Officer and a member of the Board of Directors of Nemus Bioscience, Inc. from October 2014 to August 2015 and Chief Executive Officer and a director of Nemus Bioscience’s wholly owned subsidiary from June 2014 to October 2014.

From 2013 to 2014, Mr. Hollister served as a strategic consultant working with early stage healthcare companies.

From 2011 to 2013, Mr. Hollister served as Senior Vice President of Marketing for Tethys Bioscience, a diabetes diagnostic company.

From 2006 to 2009, Mr. Hollister served as Chief Executive Officer of EEG Spectrum International, a private device company.

From 1999 to 2004, Mr. Hollister served in a series of Commercial positions, including the Global Commercial Leader in Oncology at Amgen where he led multiple teams in developing oncology assets from preclinical to phase IV. Prior to Amgen, Mr. Hollister served as the Director of Marketing at Aviron, a vaccine start-up.  Mr. Hollister started his pharmaceutical career at SmithKline Beecham from 1989 to 1997.

Mr. Hollister has his BA in Economics from Stanford University and his MBA from the Drucker Center at the Claremont Graduate University. Mr. Hollister serves as a Board Member and Secretary of the Brain and Behavior Research Foundation.

John P. Venners. Mr. Venners has, since August 5, 2015, been our Executive Vice President, Operations and has since August 18, 2014, served as a member of the board of directors of the Company. He also served as our interim president from May 31, 2011 through March 24, 2014. The Board of Directors concluded that Mr. Venners should serve as a member of our board of directors based upon his experience in governmental relations.

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

Thomas M. Dean. Effective July 1, 2015, Mr. Dean was appointed a director by our Board of Directors.  Mr. Dean will serve on the Board of Directors until the next annual meeting of shareholders and until his successor is duly elected, subject to earlier resignation or removal.

Mr. Dean was a founding member and has been President of Murdock Capital Partners Corp. since 1998. Murdock Capital Partners Corp. is a New York private merchant banking firm providing corporate finance and financial advisory services. It advises its corporate clients on all aspects of investment banking, including mergers and acquisitions, public and private financing, management buy-outs and corporate divestitures.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our current and former CEOs and Presidents and to each of the three most highly compensated executive officers (collectively, the “Named Executive Officers”) during or with respect to the fiscal years ended December 31, 2015, 2014, and 2013.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Equity Compensation (1,3,4)	All other compensation	Total
John Hollister, Interim CEO(1)	2015	$78,495	$35,000	$54,156	-	$167,651
	2014	-	-	-	-	-
	2013	-	-	-	-	-
John Venners, EVP Operations(2)	2015	$73,973	-	-	-	73,973
Former President	2014	-	-	-	-	-
	2013	-	-	-	-	-
William Lupo, Former CEO(3)	2015	-	-	$800,000	-	$800,000
	2014	-	-	-	-	-
	2013	-	-	-	-	-
John Bluher, Former CEO(4)	2015	$207,000	-	$482,500	$36,000	$725,500
Former President	2014	$162,500	$50,000	$1,651,500	$23,000	$1,887,000
	2013	-	-	-	-	-
John Gorman(5)	2015	-	-	-	-	-
Former President, Treasurer	2014	$15,000	-	-	-	$15,000
	2013	-	-	-	-	-

(1)

On October 21, 2015, John Hollister became our interim CEO. His agreement provides for a base salary of $400,000 annually and a $35,000 signing bonus subject to deferral until certain equity benchmarks are met as well as warrants to purchase an aggregate five million shares of the Company’s common stock at $0.09 per share.  The warrants are issuable as follows: 500,000 warrants within 5 business days of signing and 4,500,000 warrants to be issued in twelve quarterly installments of 375,000, commencing December 31, 2015, for so long as Mr. Hollister is employed by the Company.  The amounts shown as Salary and Bonus have been deferred as of December 31, 2015.  Equity compensation represents warrants to purchase an aggregate 875,000 shares of the Company’s common stock.

(2)

On August 5, 2015, Mr. Venners became our Executive Vice President, Operations.  His agreement provides for an annual base salary of $180,000.  Mr. Venners resigned from his previous position as President, Treasurer and Secretary on March 24, 2014.  Between March 2014 and August 2015, Mr. Venners provided consulting services to the Company which are included in consulting expense – related party in our statements of operations. The amount of consulting fees payable to Mr. Venners in 2015 was $102,493.

(3)

On July 15, 2015, the Company appointed William Lupo, Jr. as its CEO and issued 1,000,000 shares of its common stock valued at $800,000 pursuant to his employment letter.  Upon Mr. Lupo’s resignation on September 15, 2015, a separation agreement was signed in which he agreed to waive all accrued salary and subsequently returned 500,000 of these shares to the Company.

(4)

Upon the hiring of William Lupo, Jr., Mr. Bluher stepped down as CEO and was appointed President.  Effective September 11, 2015, Mr. Bluher resigned as President at which time unpaid salaries and expense reimbursements due under his employment contract totaling $208,000 were settled with the issuance of 1,600,000 shares of the Company’s common stock.

(5)

Mr. Gorman became our President, Secretary and Treasurer on March 24, 2014 and resigned on August 18, 2014, following the appointment of John Bluher as our CEO. Mr. Gorman was through the date of his resignation being paid an annual salary of $36,000 for serving as our part time and interim President, treasurer and Secretary.

Narrative Compensation Disclosure

The Board of Directors, which also functions as our Compensation Committee, intends to adopt a performance-based bonus program for the Company’s executive officers.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Option Grants in the Last Fiscal Year

On October 21, 2015, the Company issued two year warrants to John Hollister, Interim CEO, to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.09 per share in conjunction with his employment contract.  His employment contract also called for an additional 4,500,000 warrants to be issued in twelve quarterly installments, under the same terms as the preceding issuance, beginning December 31, 2015.  At December 31, 2015, the Company owed Mr. Hollister an additional 375,000 warrants which were subsequently issued on January 13, 2016 pursuant to his employment contract.

Director Compensation

No compensation was paid to any director for serving as such, with respect to the fiscal years ended December 31, 2015 and 2014.

Through December 31, 2015, Directors who were compensated as employees received no additional compensation for service on our Board of Directors. The Board of Directors plans to establish a compensation plan for nonemployee directors, in connection with our appointment of such director(s).

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

All Compensation

On October 21, 2015, the Company appointed John B. Hollister as its interim CEO, and entered into an agreement which provides as part of his compensation package for warrants to purchase an aggregate five million shares of the Company’s common stock at $0.09 per share.  The warrants are issuable as follows: 500,000 warrants within 5 business days of signing and 4,500,000 warrants to be issued in twelve quarterly installments of 375,000, commencing December 31, 2015, for so long as Mr. Hollister is employed by the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table provides information concerning beneficial ownership of our common stock as of April 14, 2016, for (i) each person named in the “Summary Compensation Table” as a current Named Executive Officer, (ii) each current director individually, (iii) all directors and executive officers as a group, and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for our executive officers and directors is in care of Northsight Capital, Inc., 7740 East Evans Rd., Scottsdale, AZ 85260.

Beneficial Owners

Name of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class

Kae Park PO Box 14110 Scottsdale, AZ 85260	35,802,232	31.75%

John Hollister (3)	875,000	*

John Venners(4)	2,000,000	1.77%

Thomas Dean	-

Kuboo, Inc.	8,166,666	7.24%
7740 East Evans Rd. Scottsdale, AZ 85260
Sandor Capital Master Fund(5)	37,380,305	33.15%
2828 Routh St., Suite 500 Dallas TX 75201

All Directors and executive officers as a group (3 persons) (6)	10,666,666	9.46%

* Less than one percent (1%).

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)

There were 112,761,581 shares of our common stock outstanding on April 14, 2015

(3)

Comprised of warrants to purchase 875,000 shares of common stock which are exercisable within sixty days.

(4)

John Venners is a director and the CEO of Kuboo, Inc.

(5)

John Lemak is the General Partner of Sandor Capital Master Fund, in which capacity, he manages the fund’s assets and day to day business activities. Included in the shares shown above, Sandor Capital Master Fund holds warrants to purchase an aggregate 10,130,285 shares of common stock.

(6)

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

Changes in Control

On June 23, 2014 the Company closed a deal to acquire approximately 7,500 domain names for which 78.5 million shares were issued to Kae Yong Park (the seller).  Upon this issuance, Ms. Park became the Company’s majority shareholder. There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company, except that Kae Yong Park has pledged an aggregate of 29,951,265 shares of her common stock to Sandor Capital Master Fund to secure the repayment of certain indebtedness of Ms. Park owing to such entity.  There are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

By way of background, Kuboo, Inc., our former majority shareholder, acquired 10,000,000 shares of our common stock on May 31, 2011 for $250,000 in cash, and in connection therewith, acquired control of our company.  During the year ended December 31, 2013, Kuboo, Inc. paid $35,248 on our behalf in payment of our operating expenses, consisting primarily of professional and other fees related to being a public company. These payments were treated as a contribution to our capital. Kuboo, Inc. did not pay any of our expenses during the years ended December 31, 2015 and 2014. John Venners, our EVP, Operations and a member of our board, and his spouse, Angela McGlowan, are each a member of the Board of Directors of Kuboo, Inc. Mr. Venners is also President and CEO of Kuboo, Inc. As of April 14, 2016, Kuboo owns 8,166,666 shares of our outstanding common stock (or about 7.24%).  Accordingly, Kuboo, Inc. may be deemed an affiliate/related party of our Company.

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

In connection with the Acquisition, we agreed to pay Kae Yong Park for any consulting services we may require $9,500 per month, for a period of twelve months, commencing on the closing date and on the first of each month thereafter.  All amounts under this contract have been paid as of December 31, 2015

In September 2014, in connection with our raising an additional $917,500 in capital, including $105,000 in connection with warrant exercises at $.20 per share, as a further inducement to the purchaser, Kae Yong Park transferred an aggregate of 3,775,000 shares of our common stock to persons in connection with their purchase from us of a like number of shares. That is, for each share an investor purchased from us, Ms. Park transferred one share of common stock to such purchaser. As consideration for her transferring such shares of our common stock to these purchasers, we paid Ms. Park an aggregate of $75,500 (or $.02 per share).

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

During the year ended December 31, 2014, the Company paid a total of $270,000 to Kuboo, Inc., a significant shareholder (the President of which is a director of the Company, and a former director of which was our CEO) as payment for rent as well as its portion of salaries/consulting fees related to its use of certain Kuboo employees and consultants, one of whom is John Venners, a director, and one of whom is Howard Baer, the spouse of our controlling shareholder.

Payments made to Kuboo, Inc. during this period included reimbursements to Kuboo, Inc. of (i) $62,000 for consulting services rendered by Howard Baer, the spouse of the Company’s controlling shareholder and (ii) 49,000 for consulting services rendered by John Venners, one of the Company’s directors.  During this same time period, the Company recognized rent expense of $34,000 and salary and consulting expenses of $151,950.  At December 31, 2014, the Company had a payable to Kuboo, Inc. of $37,176 for rent, consulting fees and contract labor.

The Company’s significant shareholder, Kae Yong Park, advised the Company that on September 3, 2014, she gifted an aggregate 2,100,000 shares to two related parties of the Company as follows: 2,000,000 shares to John Venners, one of the Company’s directors and the President and CEO of Kuboo, Inc (a significant shareholder) and 100,000 shares to John Gorman, an employee and former President and director of the Company. The Company deemed this transfer to be in consideration for services and accordingly recorded a non-cash expense of $4,599,000 ($2.19 per share) for the fair value of the shares transferred.  This amount is included in consulting expense – related party on the statement of operations.

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

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo Inc, our former parent company and a significant shareholder. Currently, the Company is renting approximately 6,100 square feet of space on a month-to-month basis. The monthly rent for this facility is $11,500.

During the year ended December 31, 2015, the Company incurred expenses of $139,500 payable to Kuboo, Inc. as follows: for rent ($103,000) and for salaries ($36,500) related to its use of certain Kuboo employees.

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

The additional $158,000 in advances after May 14, 2015 were made pursuant to an agreement entered into with the Company on May 15, 2015 (the “Funding Agreement”).  Under the Funding Agreement, Park committed to advance the Company a minimum of $200,000, on an unsecured and non-interest bearing basis, subject to Park’s receipt of funding from a third party lender of $300,000. On May 14, 2015, Park secured a commitment from a third party (“Park Lender”) to advance Park $300,000 in two tranches, $100,000 on May 14, 2015 and $200,000 on or before May 22, 2015. Since May 19, 2015, Park has fulfilled the remaining $42,000 of her $200,000 minimum commitment under this agreement as well as advanced the remaining $100,000 to the Company.

In order to secure the funding commitment from the Park Lender and enable Park to fund the Company, (i) the Company agreed to issue the Park Lender warrants to purchase 2 million shares of common stock at an exercise price of $.05 per share and (ii) Kae Yong Park pledged to the Park Lender 55 million shares of her Company common stock as collateral for Park’s repayment of amounts Park borrowed from the Park Lender (such 55 million shares represent more than a majority of Company common stock outstanding as of the date hereof).  Under the note payable by Park to the Park Lender (“Park Note”), Park must repay the $300,000 Park Note within sixty days, unless the Company has not paid her back within such time period, in which event, there is an automatic thirty-day extension of the maturity date of the Park Note (for a total of ninety days), in consideration for which the Company was required to issue to the Park Lender a warrant to purchase 1 million shares of Company common stock at an exercise price of $.05 per share.

Pursuant to the terms of the debt agreement, the Company issued the Park Lender an additional 1,000,000 warrants on July 15, 2015 in conjunction with the agreement’s automatic thirty (30) day extension.  On August 5, 2015, October 3, 2015 and December 5, 2015 the Company issued the Park Lender three additional warrants, respectively, to purchase 2,000,000 shares of common stock each as consideration for additional sixty (60) day extensions on the debt agreement.

Under the Pledge Agreement, as amended, if Park defaults on the repayment of the $300,000 Park Note, the Park Lender has the right to take ownership of all of Ms. Park’s 29,951,265 million shares of Company common stock pledged thereunder, without any obligation to remit to Ms. Park proceeds from the collateral in excess of the unpaid obligations under the Park Note. Under the Funding Agreement, if the Park Lender takes ownership of Ms. Park’s shares of Company common stock, the Company (i) must issue Ms. Park 10 million shares of Company common stock (leaving Ms. Park with a net loss of 19,951,265 million shares) and (ii) shall not effect a reverse split of its common stock for a period of two years.

During the year ended December 31, 2015, a significant shareholder, Kae Yong Park and her spouse Howard Baer, advanced an aggregate of $1,109,407 to the Company for short-term capital needs, of which $170,100 was repaid.  The advances are non-interest bearing and secured by all assets of the Company.  At December 31, 2015, the Company had a note payable for these advances to Ms. Park/Mr. Baer of $949,307.

During the year ended December 31, 2015, the Company incurred expenses of $135,000 related to its consulting contract with Howard Baer.  During this same period, the Company made payments to Mr. Baer of $44,500 for said expenses.

During the year ended December 31, 2015, one of the Company’s directors, John Venners, advanced $3,000 to the Company for short-term capital needs.  The advance is non-interest bearing and payable on demand.

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors has determined that none of our directors are “independent” within the meaning of the applicable listing standards of the NASDAQ Stock Market, other than Thomas Dean. The Company does not at this time have separate Audit, Compensation, or Nominating and Governance Committees. Instead, the full board of directors has the responsibility of selecting and working with our independent auditors, setting executive compensation, and selecting individuals to be nominated for election to the board of directors. We anticipate enlarging our Board of Directors and filling one or more of the resulting vacancies with directors who are “independent” within the meaning of applicable listing standards of the NASDAQ Stock Market.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 9 for information on our current and prior auditors. The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2015 and 2014:

Fee Category	2015	2014
Audit Fees	$47,500	$11,300
Audit related Fees		-
Tax Fees	-	-
All other Fees	-	-
Total Fees	$47,500	$11,300

Audit Fees - Consists of fees for professional services rendered by our principal accountants, Sadler, Gibb & Associates, LLC, for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(3) Exhibits.  The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.01	Asset purchase agreement between registrant and Kae Park, as seller, dated 05/02/2014 (2)
4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (n/k/a Kuboo, Inc.) (3)
10.3	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)
10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014 (5)
10.6	Agreement with John Bluher, CEO, dated August 13, 2014 (5)
10.7	Agreement with Kae Yong Park dated September 23, 2014 (6)
10.8	Agreement with Howard R. Baer dated December 2, 2014 (6)
10.9	Agreement with Kae Yong Park and Howard R. Baer regarding Funding (7)
10.10	Second Amended and Restated Promissory Note Issued to Kae Yong Park and Howard R. Baer (dated 09/30/15) (8)
10.11	Agreement with Sandor Capital Master Fund (7)
10.12	Security Agreement with Kae Yong Park and Howard Baer (8)
10.13	Lease Agreement with Kuboo, Inc. Dated May 19, 2015 (7)
10.14	Joint Venture Agreement with Tumbleweed Holdings, Inc., dated February 29, 2016*
10.15	Form of Convertible Note issued to Tumbleweed Holdings, Inc., dated February 29, 2016*
31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(6) Filed as Exhibits to our Form S-1 Registration Statement on December 12, 2014 and incorporated herein by reference.

(7) Filed as Exhibits to our Form 10K filed on May 20, 2015 and incorporated herein by reference.

(8) Filed as Exhibits to our Form 10Q filed on November 20, 2015 and incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

Date:	04/14/2016	By:	/s/John Hollister
John Hollister, Interim CEO

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHSIGHT CAPITAL, INC.

Date:	04/14/2016	By:	/s/Thomas Dean
Thomas Dean, Director

Date:	04/14/2016	By:	/s/ John P. Venners
John P. Venners, EVP Operations, Director