Form 10-Q
period 2016-03-31
NORTHSIGHT CAPITAL, INC.
filed 2016-05-16
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 16, 2016
Common Capital Voting Stock, $0.001 par value per share	112,761,581 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

March 31, 2016

C O N T E N T S

Balance Sheets (unaudited)	3
Statements of Operations (unaudited)	4
Statements of Cash Flows (unaudited)	5
Notes to Unaudited Financial Statements	6

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	March 31,
	2016	December 31,
	(unaudited)	2015

ASSETS
Current Assets
Cash	$1,555	$22,951
Accounts receivable	140	400
Advances to employees	1,930	-
Available for sale securities	165,284	-
Total Current Assets	168,939	23,351

Deposits	131,000	131,000
Property and equipment, net $6,653 and $5,616 depreciation	5,784	6,821
Web Development Costs, net $91,924 and $73,833 amortization	231,237	249,329
Investment in joint venture	-	-
Total Assets	$536,960	$410,501

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$532,129	$384,631
Accounts payable and accrued expenses – related party	311,410	173,942
Notes payable – related party	1,011,307	949,307
Notes payable	79,900	79,900
Convertible notes payable	50,000	-
Total Current Liabilities	1,984,746	1,587,780

Noncurrent Liabilities
Notes payable – related party	400,000	400,000
Total Liabilities	2,384,746	1,987,780

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 112,761,581 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	112,762	112,762
Subscription payable	62,000	62,000
Additional paid-in capital	17,475,275	16,966,288
Accumulated deficit	(19,488,064)	(18,718,329)
Accumulated other comprehensive loss	(9,760)	-
Total Stockholders' Deficit	(1,847,786)	(1,577,279)
Total Liabilities and Stockholders' Deficit	$536,960	$410,501

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015

Revenues	$4,109	$2,102

Operating Expenses:
General administrative	152,825	314,014
Consulting expense - related party	45,000	102,000
Executive compensation	178,236	407,000
Professional fees	58,079	57,301
Rent - related party	34,500	13,500
Travel	2,327	10,706
Total operating expenses	470,967	904,521

Loss From Operations	(466,858)	(902,419)
Other Income (Expense)
Loss on investments	(300,707)	-
Interest expense	(2,169)	-
Total other income (expense)	(302,876)	-

Net Loss	$(769,734)	$(902,419)

Other Comprehensive Loss
Loss on marketable securities	(9,760)	-

Total Comprehensive Loss	$(779,494)	$(902,419)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	112,761,581	104,760,276
Loss per Common Share - Basic and Diluted	$(0.01)	$(0.1)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(769,734)	$(902,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,037	1036
Amortization of web development costs	18,091	13,200
Stock issued for executive compensation	-	252,500
Warrants issued for executive compensation	33,236	-
Loss on investments	300,707	-
Changes in operating assets and liabilities:
Prepaid expenses	-	31,500
Accounts receivable	230	-
Advances to employees	(1,930)	-
Accounts payable and accrued expenses	147,499	186,978
Accounts payable - related party	137,468	75,700
Net Cash Used In Operating Activities	(133,396)	(341,505)

Cash Flows From by Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	169,000
Proceeds from convertible notes payable	50,000	-
Proceeds from notes payable – related party	125,000	193,000
Payments on notes payable – related party	(63,000)	(40,000)
Net Cash Provided by Financing Activities	112,000	322,000

Net Decrease In Cash	(21,396)	(19,505)
Cash, Beginning of Period	22,951	20,690
Cash, End of Period	$1,555	$1,185

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Finders fees settled with stock	$-	$15,400
Warrants issued in conjunction with joint venture	$475,751	$-
Warrants received in conjunction with joint venture	$175,044	$-

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

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

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company is developing an online dating service around the URL, www.jointlovers.com.  The Company and TW own 60% and 40%, respectively, of equity and future earnings of the joint venture company with both party’s consent being required on all major changes and decisions.  We have analyzed our investment in this joint venture and have concluded that our interest gives us joint influence over business actions, board of directors, and its management, and have therefore accounted for our investment using the equity method in accordance with ASC 323.

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three month period ended March 31, 2016, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company is an early stage enterprise and has accumulated losses of $19,497,823 and has had consistent negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2016 the Company (i) raised $50,000 in capital through the sale of convertible notes and (ii) received a net $62,000 in loans from its significant shareholder and her spouse.  The Company does not currently have sufficient cash to fund operating expenses. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue its efforts to generate revenues and income from operations.

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

NOTE 4 – INVESTMENT IN JOINT VENTURE

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company is developing an online dating service around the URL, www.jointlovers.com.  The Company and TW own 60% and 40% respectively of equity of the joint venture company.  Under the joint venture agreement, the Company and TW agreed as follows:

•

The Company contributed the URL www.jointlovers.com to the joint venture entity, in exchange for 60% of the joint venture company.

•

TW contributed $30,000 and agreed to contribute an additional $70,000 towards the development of the online web portal, in exchange for 40% of the joint venture company. With any additional funds required for development to be contributed 60% by the Company and 40% by TW. See Note 15 – Subsequent Events.

•

Revenue from the joint venture company will be shared proportionally with a portion of operating income to be used to repay principal and income due under the convertible notes referenced below (up to $500,000 in principal amount of notes).

•

TW agreed to purchase an aggregate of $150,000 in principal amount of convertible notes, convertible into shares of the Company’s common stock at a conversion price of $.20 per share. In addition to repayment of principal, if the joint venture company has revenues, the notes are entitled to receive a portion of the joint venture company’s operating income until they have received an amount equal to 50% of the face value of the notes. See Note 15 – Subsequent Events.

Additionally, both parties issued the other a warrant to purchase 4.9% of their outstanding common stock. Pursuant to this agreement, TW issued a warrant to the Company to purchase 9,770,878 shares of its common stock at an exercise price of $0.02 per share, valued at $175,044 and the Company issued a warrant to TW to purchase 5,525,318 shares of the Company’s common stock at an exercise price of $0.08 per share, valued at $475,751.  The warrants have a three-year term and a cashless exercise right (see Note 5 – Securities and Note 11 – Stock Warrants for details).

The Company’s ownership of the joint venture company is accounted for under the equity method of accounting, in accordance with ASC 323. Under the equity method of accounting, an Investee Company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee Company is reflected as a gain or loss on the Company’s investment.  Additionally, under the equity method of accounting, the Company’s initial investment in the joint venture company was recorded at the historic cost basis of the contributed domain of $0.  Accordingly, the Company expensed $300,707 related to the excess value of warrants the Company issued as compared to those received from TW and is included as a component of loss on investments in the Company’s Statements of Operations.

When the Company’s carrying value in an equity method Investee Company is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the Investee Company or has committed additional funding. When the Investee Company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.  During the three months ended March 31, 2016, the joint venture company experienced a net loss attributable to the Company’s 60% ownership of $1,326 which was not recorded as an adjustment to the Company’s investment account.

NOTE 5 – SECURITIES

In conjunction with the formation of the joint venture discussed in Note 4, the Company received a warrant to purchase up to 9,770,878 shares of Tumbleweed Holdings, Inc. at an exercise price of $0.02 with an expiration date three years from the date of issuance.  The initial value of the warrant was $175,044 and was recorded as available for sale securities.

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant.  The fair value at the commitment and re-measurement dates for the above warrant was based upon the following management assumptions:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	328%	332%
Expected term:	3 years	2.92 years
Risk free interest rate	0.91%	0.87%

The following table summarizes the securities activity for the three months ended March 31, 2016:

Balance – December 31, 2015	$-
Warrants received	175, 044
Exercised	-
Realized gain (loss)	-
Unrealized gain (loss)	(9,760)
Balance – March 31, 2016	$165,284

NOTE 6 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350.50, during the three months ended March 31, 2016 and the year ended December 31, 2015, the Company did not capitalize any expenses towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. During the three months ended March 31, 2016 and 2015 the Company recorded website development expenses of $6,975 and $30,930, respectively, which is included in general and administrative expenses on the Company’s consolidated statements of operations.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the three months ended March 31, 2016 and 2015 the Company recorded amortization expense of $18,091 and $13,200, respectively, related to websites previously launched.

	As of March 31, 2016	As of December 31, 2015	Amortization Period
Web development costs	323,161	339,162	5 years
Capitalized costs	-	-
Less: reallocation of cost to invoices	-	(16,000)
Less: accumulated depreciation	(91,924)	(73,833)
	$231,237	$249,329

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	As of March 31, 2016	As of December 31, 2015	Estimated Useful Life
Furniture and equipment	12,437	12,437	3 years
Total	12,437	12,437
Less: Accumulated depreciation	(6,653)	(5,616)
	$5,784	$6,821

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $1,037 and $1,036 during the three months ended March 31, 2016 and 2015, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At March 31, 2016, the Company had a balance in related party accounts payable and accrued expenses of $311,410 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of majority shareholder	Consulting fees	135,500
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees/salaries	98,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent	55,476
JLovers, Inc.	Joint venture company	Operating/development funds	18,968
			$311,410

NOTE 9 – NOTES PAYABLE RELATED PARTY

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

During the three months ended March 31, 2016, Park advanced an aggregate of $125,000 on an unsecured basis to the Company for short-term capital needs.  During this period the Company also repaid $63,000 of its secured debt to Park.  At March 31, 2016, the Company had a note payable to Park for these advances of $1,011,307 of which $886,307 is secured by the assets of the Company. Due to the on demand nature of this amount, the company has classified it as a current liability.

The following table summarizes the Company’s balance for these advances for the three months ended March 31, 2016:

Amount due - December 31, 2015	$949,307
Advances received from Park	125,000
Repayments made to Park	(63,000)
Balance due–March 31, 2016	$1,011,307

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

NOTE 10 – NOTES PAYABLE

Notes

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900.  The note bears interest at the rate of six percent (6%) annually.  In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898.  The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans.  As of March 31, 2016, these notes have not yet been repaid and are in default.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each).  The note bears interest at the rate of six percent (6%) annually.  As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918.  The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans). As of March 31, 2016, these notes have not yet been repaid and are in default.

Convertible Notes

On February 29, 2016, in conjunction with its joint venture agreement (see Note 4 – Investment in Joint Venture), the Company entered an agreement to issue three $50,000, one year convertible notes.  These notes are convertible into shares of the Company’s stock at a price of $0.20 per share or a total of 250,000 shares each.  Interest on these notes is to be paid at an aggregate of fifty percent of the original face value in quarterly payments calculated as a percentage of the joint venture company’s net revenues.  This interest will only be payable in the event that the joint venture company generates net revenues.  Concurrent with this agreement, the Company issued the first of these convertible notes. As of March 31, 2016, only proceeds from the first note investment $50,000 had been received.

Dilutive shares associated with convertible notes outstanding at March 31, 2016 is as follows:

	Principal	Shares
Note dated February 29, 2016, convertible at $0.20 per share	$50,000	250,000
Total Dilutive shares – March 31,2016		250,000

The following table summarizes the Company’s notes and convertible notes payable for the three months ended March 13, 2016:

	Notes	Convertible Notes
Balance – December 31, 2015	$79,900	$-
Note proceeds received	-	50,000
Repayments on notes	-	-
Balance – March 31,2016	$79,900	$50,000

NOTE 11 – STOCK WARRANTS

On February 29, 2016, in conjunction with the Company’s joint venture agreement (see Note 4 – Investment in Joint Venture), the company issued a warrant to purchase 5,525,318 shares of the Company’s common stock at an exercise price of $0.08 per share. These warrants were valued at $475,751 using the Black-Scholes pricing model, were fully vested upon issuance and have a cashless exercise provision.

On March 31, 2016, the Company issued two year warrants to John Hollister, Interim CEO, to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.09 per share in conjunction with his employment contract. These warrants were valued at $33,236 using the Black-Scholes pricing model and were fully vested upon issuance.

The Company has applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value at the commitment date for the above warrants were based upon the following management assumptions:

Commitment Date
Expected dividends	0%
Expected volatility	163% - 175%
Expected term:	2 - 3 years
Risk free interest rate	0.73% – 0.91%

A summary of the Company’s warrant activity for the three months ended March 31, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2015	11,105,285	$0.08
Granted	5,900,318	0.08
Exercised/settled	-	-
Balance as March 31, 2016	17,005,603	$0.08

The Company’s outstanding warrants at March 31, 2016 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	17,005,603	1.93	$ 0.08	17,005,603	$ 0.08	730,760

The weighted average fair value per warrant issued during the three months ended March 31, 2016 was $0.09.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Since the Company reflected a net loss for the three months ended March 31, 2016 and 2015, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents for the three months ended March 31, 2016 and 2015, respectively:

	As of March 31, 2016	As of March 31, 2015
Warrants (exercise price $0.05 - $0.25/share)	17,005,603	-
Convertible debt (exercise price $0.20/share)	250,000	-
	17,255,603	-

NOTE 13 – RELATED PARTY TRANSACTIONS

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

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo Inc. our former parent company and a significant shareholder. Currently, the Company is renting approximately 6,100 square feet of space on a month-to-month basis. The monthly rent for this facility is $11,500. During the three months ended March 31, 2016 the company incurred expense payable to Kuboo, Inc. of $34,500 for rent.

During the three months ended March 31, 2016, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer, advanced an aggregate of $125,000 on an unsecured basis to the Company for short-term capital needs.  During this period the Company also repaid $63,000 of its secured debt to Park.  At March 31, 2016, the Company had a note payable to Park for these advances of $1,011,307 of which $886,307 is secured by the assets of the Company.

During the three months ended March 31, 2016, the Company incurred expenses of $45,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, our significant shareholder.

During the three months ended March 31, 2016, the Company received funds related to its joint venture of $30,000 and spent cash on behalf of its joint venture totaling $11,032.  The remaining $18,686 is included in accounts payable – related party and will be either remitted to the joint venture company once it has its own bank account or be used to pay invoices on its behalf.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In May 2014, The Company entered into an asset purchase agreement that requires the Company to pay a monthly royalty equal to six percent of gross monthly revenues over $150,000. The royalty payment is payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000 (see Note 15 - Related Party Transactions).

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

NOTE 15 – SUBSEQUENT EVENTS

Loan Advances

Since March 31, 2016, Kae Yong Park, a significant shareholder, and her spouse, Howard R. Baer, made additional unsecured advances to the Company of $17,550, leaving a balance due of $1,028,857 at May 16, 2016.  On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing.  At May 16, 2016, the Company has accrued interest owed under this agreement of $4,623.

Convertible Note Investment/Joint Venture

On April 8, 2016, the Company received the second tranche of the joint venture investment ($35,000) as well as the second $50,000 tranche of the $150,000 convertible note investment, in each case from its joint venture partner, as discussed in Note 4 – Investment in Joint Venture. The final $50,000 convertible note tranche was due April 29, 2016, but has not yet been received

The final $35,000 joint venture investment was due April 29, 2016, of which $15,000 was received in May and the remaining $20,000 has not yet been received.

On May 11, 2016, the Company issued a one-year promissory note for $65,000.Interest on this notes is to be paid at an aggregate of fifty percent of the original face value in quarterly payments calculated as a percentage of the joint venture company’s net revenues. This interest will only be payable in the event that the joint venture company generates net revenues.

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

Overview

On June 23, 2014, the Company acquired approximately 7,500 cannabis related Internet domain names from Kae Yong Park (who then became our majority shareholder in connection with such acquisition). The list of domain names we acquired is filed as Exhibit 99.3 to the Form 8-K Current Report filed with the Commission on June 25, 2014. In consideration of the acquisition of these assets from Kae Yong Park, we issued her 78.5 million shares of our common stock. In addition, we issued a promissory note in the aggregate principal amount of $500,000, the payment of $400,000 of which is contingent upon our achieving $150,000 in monthly revenues (see Note 13 - Related Party Transactions and Note 14 - Commitments and Contingencies). Currently, we own approximately 2,700 cannabis related internet domain names. Based upon our limited capital resources, we determined to allow certain domain names to expire that we concluded were of little utility to us given our business strategy.

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

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company is developing an online dating service around the URL, www.jointlovers.com.  The Company and TW own 60% and 40%, respectively, of equity of the joint venture company.

Recent Funding History

On February 29, 2016, in connection with its joint venture with Tumbleweed Holdings, Inc., the Company sold $150,000 of convertible notes which were to be funded in three equal installments of $50,000. Tumbleweed also agreed to provide an aggregate of $100,000 in funding to the joint venture, as discussed in Note 4 - Investment in Joint Venture.

Between February 29 and April 8, 2016, the Company received aggregate proceeds of $100,000 from the issuance of these convertible notes. The final $50,000 tranche was due April 29, 2016, but has not yet been paid.   These notes are convertible into shares of the Company’s stock at a price of $0.20 per share or a total of 250,000 shares each. Interest on these notes is to be paid at an aggregate of fifty percent of the original face value in quarterly payments calculated as a percentage of the joint venture company’s net revenues.  This interest will only be payable in the event that the joint venture company generates net revenues.  Concurrent with this agreement, the Company issued the first of these convertible notes

Between February 29 and April 8, 2016, the joint venture company received aggregate proceeds of $65,000.  The final $35,000 tranche of the joint venture investment was due April 29, 2016; $15,000 was paid I n May and the remaining $20,000 remains unpaid.

Between January 7 and May 16, 2016 Kae Yong Park, a significant shareholder, and her spouse, Howard R, Baer (collectively, Park), made $142,550 of cash advances to us to fund our basic operations, $63,000 of which has been repaid, leaving a balance due of $1,028,857, as of May 16, 2016. The Company has used these limited funds to fund its basic operations on a scaled back basis.

Neither Ms. Park nor Mr. Baer are not under any obligation to provide any further funding to the Company. The funding received during 2016 is insufficient to fund the Company’s basic business operations.  The Company has an immediate and urgent need for additional capital.  See “Liquidity and Capital Resources.”

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The Company incurred net losses of approximately $800,000 for the three months ended March 31, 2016 as compared to a net loss of $900,000 for the three months ended March 31, 2015.  During the current year period the Company experienced (all numbers approximate) a decrease in general and administrative expense of $160,000 due to mainly to decreases in consulting and contract labor expenses, a $55,000 decrease in related party consulting expense due to a change in classification of our EVP, Operations’ salary, a $230,000 decrease in executive compensation due to a decrease in stock based compensation partially offset by an increase in loss on investment of $300,000 (non-cash related to warrants issued in connection with the newly formed joint venture).

Liquidity and Capital Resources

As of March 31 and May 16, 2016, we had virtually no cash on hand. Between February 29 and April 8, 2016, the Company received gross proceeds from debt agreements of $100,000.  Additionally, in order to fund our basic operations, between January 7 and April 15, 2016, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer, have collectively made cash advances of $142,550 of cash advances to us to fund our basic operations, $63,000 of which has been repaid, leaving a balance due as of May 16, 2016 of $1,028,857.  We continue to have an immediate and urgent need for additional capital. The lack of operating capital continues to materially and adversely affect our business operations. Due to the lack of operating capital, we are unable to implement our business plan. If the Company does not receive a significant infusion of capital in the near term, it is unlikely that the Company will be able to continue as a going concern, in which case, investors would suffer a total loss of their investment in the Company.

We have not yet realized significant operating revenues. We are however incurring significant costs and expenses in connection with the development of our business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing ongoing negative cash flows from operations.

Cash used in operating activities during the three months ended March 31, 2016 (all numbers approximate) was $130,000, a decrease of approximately $210,000 from the $340,000 used during the comparable prior period. The $210,000 decrease in cash used by operations was due primarily to a $130,000 decrease in net loss, a $300,000 increase in loss on securities (non-cash), a $35,000 increase in warrants issued for executive compensation (non-cash), partially offset by a $250,000 decrease in stock issued for executive compensation (non-cash) and a $10,000 decrease in the change (increase) in prepaid expenses.

Cash provided by financing activities for the three months ended March 31, 2016 was approximately $110,000 as compared to approximately $320,000 in the prior comparable period. The (all numbers are approximate) $210,000 decrease is due primarily to a decrease of $170,000 in net proceeds from common stock issuances and a $90,000 decrease in net proceeds from notes payable - related party, partially offset by a $50,000 increase in proceeds from convertible note issuances.  The Company is experiencing ever increasing difficulty raising capital from third parties. Cash provided by financing activities is insufficient to fund the Company’s basic operating activities.

If we are able to obtain additional funding and ramp up our operations, our operations will use increasing amounts of cash in coming quarters, unless and until we are able to generate revenue from our operating activities

Based on our current business plan, we anticipate that our operating and website development activities will use approximately $300,000 in cash per month over the next twelve months, or $3.6 million. Currently we have virtually no cash on hand, and consequently, we are unable to implement our current business plan. We believe that our operations will not begin to generate positive cash flows until at least the first quarter of 2017 (assuming we secure sufficient funding in the near term to implement our business plan).  Accordingly, we have an immediate and urgent need for capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have little revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. Although we are attempting to raise additional funds through equity and/or debt financing, we are having great difficulty in securing any significant funding form unrelated third parties. If we are able to secure sufficient funding in the near term to implement our business plan, we expect that our operations will begin to generate revenues during the first quarter 2017, which should ameliorate our liquidity deficiency.  If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Since early 2015, we have encountered great difficulty raising capital from unrelated third parties. There is a significant risk that we will be unable to raise additional capital form unrelated third parties.  Although Kae Yong Park and Howard Baer have provided us with significant funds, they are under no obligation to do so.  In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. If the Company does not receive a significant infusion of capital in the near term, it is unlikely that the Company will be able to continue as a going concern, in which case, investors would suffer a total loss of their investment in the Company.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 2 to the Financial Statements - Liquidity/Going Concern.

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

We intend to raise additional funds in the near term from the further sales of shares of common stock. Additional sales of common stock will reduce the percentage interest of existing shareholders in our company. Although it is possible, we do not believe it is likely that we will raise additional funds through the sale of debt securities in the near term.

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

In addition, as described above, we are currently indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,028,857, of which 886,307 is secured by the Company’s assets.  As of April 13, 2016, $564,000 of the principal due under the note evidencing this indebtedness is interest bearing at the rate of 10% annually with any remainder being non-interest bearing.  All amounts due under this note are payable on demand.  If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would like lose their entire investment in the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults upon Senior Securities

As of May 16, 2016, the Company is in default under the following promissory notes:

Notes in the aggregate principal amount of $34,900 were due July 8, 2015.  The aggregate amount in default as of the date of this report was approximately $36,700, consisting of $34,900 in unpaid principal and $1,800 in unpaid interest.

Notes in the aggregate principal amount of $45,000 were due on or around December 10, 2015. The aggregate amount in default as of the date of this report was approximately $46,600, consisting of $45,000 in unpaid principal and $1,600 in unpaid interest.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

(a)

Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

4.1	Common Stock Purchase Warrant issued to Safe Communications, Inc. (2)

10.1	Common Stock Purchase Agreement dated as of May 27, 2011, by and between the Company, Safe Communications, Inc. and certain shareholders of the Company (3)

10.2	Principal Shareholders Agreement, dated as of May 27, 2011, by and between the Company and certain shareholders of the Company (4)

10.3	Agreement between the Company, Kuboo, Inc. and the Principal Shareholders, dated as of April 9, 2014 (5)

10.4	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (6)

10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014 (7)

10.6	Agreement with John Bluher, CEO, dated August 13, 2014 (8)

10.8	Agreement with Howard R. Baer dated December 2, 2014 (9)

10.9	Agreement with Kae Yong Park and Howard R. Baer regarding Funding (8)

10.10	Amended and Restated Promissory Note Issued to Kae Yong Park and Howard R. Baer (10)

10.11	Agreement with Sandor Capital Master Fund (8)

10.12	Lease Agreement with Kuboo, Inc. dated May 19, 2015 (8)

10.13	Security Agreement with Kae Yong Park and Howard R. Baer (10)

10.14	Employment agreement of John B. Hollister dated October 21, 2015 (10)

10.15	Joint Venture Agreement with Tumbleweed Holdings, Inc., dated February 29, 2016 (11)

10.16	Form of Convertible Note issued to Tumbleweed Holdings, Inc., dated February 29, 2016 (11)

10.17	Form of Note issued to Sandor Capital Master Fund dated May 11, 2016*

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10)

Filed as Exhibits to our Form 10Q filed on November 20, 2015 and incorporated herein by reference.

(11)

Filed as Exhibits to our Form 10K filed on April 14, 2016 and incorporated herein by reference.

*

Filed herewith

**

Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	May 16, 2016	By:	/s/John Hollister
John B. Hollister, Interim CEO