Form 10-Q
period 2016-09-30
NORTHSIGHT CAPITAL, INC.
filed 2016-11-14
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 14, 2016
Common Capital Voting Stock, $0.001 par value per share	112,761,581 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

September 30, 2016

C O N T E N T S

Balance Sheets (unaudited)	3
Statements of Operations (unaudited)	4
Statements of Cash Flows (unaudited)	5
Notes to Unaudited Financial Statements	6

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	September 30,
	2016	December 31,
	(unaudited)	2015

ASSETS
Current Assets
Cash	$1,407	$22,951
Accounts receivable	-	400
Advances – related party	25,268	-
Advances to employees	1,577	-
Available for sale securities	104,084	-
Total Current Assets	132,336	23,351

Deposits	-	131,000
Property and equipment, net $8,726 and $5,616 depreciation	3,711	6,821
Web Development Costs, net $128,107 and $73,833 amortization	195,055	249,329
Investment in joint venture	78,912	-
Total Assets	$410,014	$410,501

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$719,355	$384,631
Accounts payable and accrued expenses – related party	583,781	173,942
Notes payable – related party	1,357,707	949,307
Notes payable	79,900	79,900
Convertible notes payable	100,000	-
Total Current Liabilities	2,840,743	1,587,780

Noncurrent Liabilities
Notes payable – related party	400,000	400,000
Total Liabilities	3,240,743	1,987,780

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 112,761,581 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	112,762	112,762
Subscription payable	62,000	62,000
Additional paid-in capital	17,544,633	16,966,288
Accumulated deficit	(20,479,164)	(18,718,329)
Accumulated other comprehensive loss	(70,960)	-
Total Stockholders' Deficit	(2,830,729)	(1,577,279)
Total Liabilities and Stockholders' Deficit	$410,014	$410,501

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$3,238	$3,816	$12,117	$8,229

Operating Expenses:
General administrative	99,838	566,682	355,188	1,085,842
Settlement expense	-	62,000	-	62,000
Consulting expense - related party	45,000	73,500	135,000	249,000
Executive compensation	184,638	932,000	537,594	1,723,500
Professional fees	36,857	100,759	150,581	265,660
Rent - related party	30,900	13,500	99,900	40,500
Travel	-	6,395	2,327	14,997
Total operating (income) expenses	397,233	1,754,836	1,280,590	3,441,499

Loss From Operations	(393,995)	(1,751,020)	(1,268,473)	(3,433,270)
Other Income (Expense)
Loss on investments	(13,141)	-	(313,848)	-
Interest expense	(15,410)	(1,831,701)	(47,514)	(3,310,278)
Loss on deposit	-	-	(131,000)	-
Total other income (expense)	(28,551)	(1,831,701)	(492,362)	(3,310,278)

Net Loss	$(422,546)	$(3,582,721)	$(1,760,835)	$(6,743,548)

Other Comprehensive Loss
Unrealized loss on marketable securities	(182,817)	-	(70,960)	-

Total Comprehensive Loss	$(605,363)	$(3,582,721)	$(1,831,795)	$(6,743,548)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	112,761,581	108,569,253	112,761,581	106,412,405
Loss per Common Share - Basic and Diluted	$(0.00)	$(0.03)	$(0.02)	$(0.06)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(1,760,835)	$(6,743,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,110	3,109
Amortization of web development costs	54,273	44,492
Amortization of debt discount	-	49,778
Stock issued for debt issue costs	-	3,259,504
Stock issued for executive compensation	-	1,282,500
Stock issued for release	-	62,000
Stock issued pursuant to contracts	-	380,950
Stock issued for advertising incentive	-	750
Loss on deposit	131,000	-
Warrants issued for executive compensation	102,594	-
Loss on investments	313,848	-
Changes in operating assets and liabilities:
Prepaid expenses	-	31,500
Accounts receivable	400	-
Advances – related party	(25,268)	-
Advances to employees	(1,577)	-
Accounts payable and accrued expenses	334,725	393,716
Accounts payable - related party	409,839	159,800
Net Cash Used In Operating Activities	(437,891)	(1,075,449)

Cash Flows From by Investing Activities
Investment in joint venture	(92,053)	-
Net Cash Used In Investing Activities	(92,053)	-

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	415,500
Proceeds from notes payable	-	79,900
Proceeds from convertible notes payable	100,000	-
Proceeds from notes payable – related party	471,400	761,407
Payments on notes payable – related party	(63,000)	(157,000)
Net Cash Provided by Financing Activities	508,400	1,099,807

Net Change In Cash	(21,544)	24,358
Cash, Beginning of Period	22,951	20,690
Cash, End of Period	$1,407	$45,048

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$158	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Issuance of common stock as settlement of obligations	$-	$208,000
Issuance of common stock for contracts	$-	$131,000
Issuance of common stock in conjunction with debt agreements	$-	$64,934
Finders fees settled with stock	$-	$16,449
Warrants issued in conjunction with debt agreements	$-	$3,435,460
Warrants issued in conjunction with joint venture	$475,751	$-
Warrants received in conjunction with joint venture	$175,044	$-

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2016

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

The Company’s principal business is to provide a wide variety of online directories for a broad range of businesses engaged in the lawful sale and distribution of cannabis and hemp related products. The following constitute the Company’s major product categories: a monthly listing in one or more of the Company’s online directories, paid advertising in one or more of the Company’s online directories and leasing to customers one or more Internet domain names for the customer’s exclusive use. At this juncture, the Company has not been able to generate any meaningful revenue.

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company is developing an online dating service around the URL, www.jointlovers.com.  Under the Joint Venture Agreement, the Company and TW own 60% and 40%, respectively, of equity and future earnings of the joint venture company with both party’s consent being required on all major changes and decisions.  The Company is currently in litigation with TW because TW has not complied with its funding obligations under the Joint Venture Agreement. See Note 4 - Investment in Joint Venture. We have analyzed our investment in this joint venture and have concluded that our interest gives us joint influence over business actions, board of directors, and its management, and have therefore accounted for our investment using the equity method in accordance with ASC 323.

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company is an early stage enterprise, has accumulated losses of $20,479,164, has had consistent negative cash flows from operating activities since inception (May 2008), and has limited cash on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2016 the Company (i) raised $100,000 in capital through the sale of convertible notes and (ii) received a net $408,400 in loans from its significant shareholder and her spouse. The significant shareholder and her spouse are no longer able to provide funding to the Company. The Company does not currently have sufficient cash to fund operating expenses. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue its efforts to generate revenues and income from operations. The Company has experienced great difficulty in raising capital from third parties.

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

NOTE 4 – INVESTMENT IN JOINT VENTURE

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company is developing an online dating service around the URL, www.jointlovers.com.  Per the Joint Venture Agreement, the Company and TW own 60% and 40% respectively of equity of the joint venture company.  Under the joint venture agreement, the Company and TW agreed as follows:

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

During the nine months ended September 30, 2016, Tumbleweed contributed a total of $85,000 to the joint venture company.

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

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the Investee Company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.  During the three and nine months ended September 30, 2016, the joint venture company experienced a net loss attributable to the Company’s 60% ownership of $10,200 and $13,141, respectively. Because the Company’s investment in the joint venture was zero until the third quarter, all net losses have been recognized in the current quarter.

As of September 30, 2016, Tumbleweed was in default under the terms of the joint venture agreement and owed the joint venture company the remaining $15,000 in development funding and the Company $50,000 for the final note purchase, both of which were due by April 29, 2016.  Additionally, Tumbleweed owes the joint venture company $61,369, representing its 40% share of costs in excess of the first $100,000. The Company is currently in litigation with TW, seeking to compel TW to comply with its funding obligations under the Joint Venture Agreement.

Summary revenue information on the joint venture for the nine months ended September 30, 2016 and 2015 is as follows:

	For the Nine Months Ended
	September 30, 2016	September, 2015
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating Expenses:
General administrative	14,025	-
Rent - related party	3,600	-
Total operating expenses	17,625	-

Loss from operations	(17,625)	-

Net Loss	$(17,625)	$-

Company Share of Net Loss	$(13,141)	$-

NOTE 5 – ADVANCES – RELATED PARTY

With the formation of the Company’s joint venture (see Note 4 – Investment in Joint Venture), Tumbleweed Holdings agreed to fund one hundred percent of the first $100,000 of web development costs related to the web site www.jointlovers.com.    During the nine months ended September 30, 2016, the Joint Venture Company incurred costs totaling $235,796 related to the development of jointlovers.com as well as $17,625 general and administrative costs.  Per the Joint Venture Agreement, the Company is responsible for 60% of all costs after the initial $100,000, representing a total share of $92,053 in the joint venture’s costs.  During this same period, the company paid costs totaling $117,321 on behalf of the Joint Venture Company satisfying the Company’s share of $92,053 while the excess $25,268 is due from Tumbleweed Holdings, and is included in advances – related party.

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

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant.  The fair value at the commitment and re-measurement dates for the above warrant was based upon the following management assumptions:

	Commitment Date	Re-measurement Dates
Expected dividends	0%	0%
Expected volatility	328%	289 - 291%
Expected term:	3 years	2.41 - 2.67 years
Risk free interest rate	0.91%	0.71 - 0.88%

The following table summarizes the securities activity for the nine months ended September 30, 2016:

Balance – December 31, 2015	$-
Warrants received	175,0744
Exercised	-
Realized gain (loss)	-
Unrealized gain (loss)	(70,960)
Balance – September 30, 2016	$104,084

NOTE 7 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350.50, during the three and nine months ended September 30, 2016 and the year ended December 31, 2015, the Company did not capitalize any expenses towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. During the nine months ended September 30, 2016 and 2015 the Company recorded website development expenses of $10,470 and $40,232, respectively, which is included in general and administrative expenses on the Company’s consolidated statements of operations.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the nine months ended September 30, 2016 and 2015 the Company recorded amortization expense of $54,273 and $44,492, respectively, related to websites previously launched.

	As of September 30, 2016	As of December 31, 2015	Amortization Period
Web development costs	$323,162	$339,162	5 years
Capitalized costs	-	-
Less: reallocation of cost to invoices	-	(16,000)
Less: accumulated depreciation	(128,107)	(73,833)
	$195,055	$249,329

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	As of September 30, 2016	As of December 31, 2015	Estimated Useful Life
Furniture and equipment	$12,437	$12,437	3 years
Total	12,437	12,437
Less: Accumulated depreciation	(8,726)	(5,616)
	$3,711	$6,821

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $3,110 and $3,109 during the nine months ended September 30, 2016 and 2015, respectively.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At September 30, 2016, the Company had a balance in related party accounts payable and accrued expenses of $583,781 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of majority shareholder	Consulting fees	225,500
Howard Baer	Spouse of majority shareholder	Accrued interest	42,339
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees/salaries	188,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent	124,476
			$583,781

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

During the nine months ended September 30, 2016, Park advanced an aggregate of $471,400 to the Company for short-term capital needs.  During this period the Company repaid $63,000 of its secured debt to Park.  Additionally, Park assigned $65,000 of debt owed to her by the Company to another investor who received a note from the Company to evidence the debt.  At September 30, 2016, the Company had a note payable to Park for these advances of $1,292,707 which is secured by the assets of the Company.  Because this debt is payable on demand,, the company has classified it as a current liability.

On May 11, 2016, Kae Park, a significant shareholder, assigned $65,000 of debt owed to her by the Company to an investor for which the Company agreed to issue a one-year note.  Interest on the note is payable quarterly in an amount equal to fifty percent of the original face value, based on a percentage of the joint venture company’s net revenues.  This interest will be payable only in the event that the joint venture company generates net revenues.

The following table summarizes the Company’s balance for these advances for the nine months ended September 30, 2016:

Amount due - December 31, 2015	$949,307
Advances received from Park	471,400
Debt assigned to investor	(65,000)
Repayments made to Park	(63,000)
Balance due–September 30, 2016	$1,292,707

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

NOTE 11 – NOTES PAYABLE

Notes

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900.  The note bears interest at the rate of six percent (6%) annually.  In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898.  The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans.  As of September 30, 2016, these notes have not yet been repaid and principal and interest totaling $37,505 is in default.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each).  The note bears interest at the rate of six percent (6%) annually.  As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918.  The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans). As of September 30, 2016, these notes have not yet been repaid and principal and interest totaling $47,645 is in default.

Convertible Notes

On February 29, 2016, in conjunction with its joint venture agreement (see Note 4 – Investment in Joint Venture), the Company entered an agreement to issue three $50,000, one year convertible notes.  These notes are convertible into shares of the Company’s stock at a price of $0.20 per share or a total of 250,000 shares each.  Interest on these notes is payable quarterly in an amount equal to fifty percent of the original face value, based on a percentage of the joint venture company’s net revenues.  This interest will be payable only in the event that the joint venture company generates net revenues.  Concurrent with this agreement, the Company issued the first of these convertible notes. On April 8, 2016, the Company issued the second of these convertible notes.  As of September 30, 2016, the proceeds from the third note investment of $50,000 had not been received.

Dilutive shares associated with convertible notes outstanding at September 30, 2016 is as follows:

	Principal	Shares
Note dated February 29, 2016, convertible at $0.20 per share	$50,000	250,000
Note dated April 8, 2016, convertible at $0.20 per share	50,000	250,000
Total Dilutive shares –September 30, 2016	$100,000	500,000

The following table summarizes the Company’s notes and convertible notes payable for the nine months ended September 30, 2016:

	Notes	Convertible Notes
Balance – December 31, 2015	$79,900	$-
Note proceeds received	-	100,000
Repayments on notes	-	-
Balance – September 30, 2016	$79,900	$100,000

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

On September 30, 2016, the Company issued two year warrants to John Hollister, Interim CEO, to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.09 per share in conjunction with his employment contract. These warrants were valued at $39,638 using the Black-Scholes pricing model and were fully vested upon issuance.

The Company has applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value at the commitment date for the above warrants were based upon the following management assumptions:

Commitment Date
Expected dividends	0%
Expected volatility	163% - 177%
Expected term:	2 - 3 years
Risk free interest rate	0.58% – 0.91%

A summary of the Company’s warrant activity for the nine months ended September 30, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2015	11,105,285	$0.08
Granted	6,650,318	0.08
Exercised/settled	-	-
Balance as September 30, 2016	17,755,603	$0.08

The Company’s outstanding warrants at September 30, 2016 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	17,755,603	1.45	$0.08	17,755,603	$0.08	1,043,215

The weighted average fair value per warrant issued during the nine months ended September 30, 2016 was $0.09.

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

Since the Company reflected a net loss for the three and nine months September 30, 2016 and 2015, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents at September 30, 2016 and 2015, respectively:

	As of September 30, 2016	As of September 30, 2015
Warrants (exercise price $0.05 - $0.25/share)	17,755,603	5,516,000
Convertible debt (exercise price $0.20/share)	500,000	-
	18,255,603	5,516,000

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

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo Inc. our former parent company and a significant shareholder. Currently, the Company is renting approximately 6,100 square feet of space on a month-to-month basis. The monthly rent for this facility is $11,500. During the nine months ended September 30, 2016 the company incurred expenses payable to Kuboo, Inc. of $99,900 for rent and allocated rent expenses of $3,600 to the Joint Venture Company.

During the nine months ended September 30, 2016, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer, advanced an aggregate of $471,400 to the Company for short-term capital needs.  During this period the Company also repaid $63,000 of its secured debt to Park.  Additionally, on May 11, 2016, Park assigned $65,000 of debt owed to her by the Company to another investor for which the Company issued the investor a one year note for $65,000.  At September 30, 2016, the Company had a note payable to Park for these advances of $1,292,707 which is secured by the assets of the Company.

During the nine months ended September 30, 2016, the Company incurred expenses of $135,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, a significant shareholder.

During the nine months ended September 30, 2016, the Company received funds related to its joint venture of $85,000 and spent cash on behalf of its joint venture totaling $202,321.  During this period, the Company’s 60% share of the joint venture’s expenses were $92,053. The remaining $25,268 is due from the Joint Venture Company, and is included in advances – related party.

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing.  At September 30, 2016, the Company has accrued interest owed under this agreement of $42,339.

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

Without admitting any responsibility, the Company and the Plaintiff have settled the matter.  Under the settlement agreement, the Company agreed to issue 400,000 restricted shares of common stock valued at $62,000 to the Plaintiff as consideration for the settlement. These shares are being issued after the date of these financial statements.  In addition, the Company has agreed to issue an additional 275,000 shares as liquidated damages if it breaches a certain material representation to be included in the settlement agreement.   The Company will value these if and when the shares become issuable.

On August 15, 2016, the Company instituted a legal action in Arizona against, Tumbleweed Holdings Inc., ("TW").  The complaint alleged that (i) TW breached the joint venture agreement by failing to fund the remaining $15,000 due to the joint venture company by April 29, 2016, (ii) TW breached the joint venture agreement by failing to fund the last $50,000 convertible note due to the Company by April 29, 2016, and (iii) TW breached the joint venture agreement by failing to fund their respective 40% of development expense in excess of the initial $100,000.  The Company seeks damages in the amount of $128,000 plus interest.

On September 22, 2016, Tumbleweed Holdings Inc., instituted a counterclaim in Arizona in response to the above legal action.  The complaint alleged that (i) The Company breached the joint venture agreement by failing to leverage relationships and failing to provide budgeting and accounting records, (ii) the Company breached implied covenant of good faith and fair dealing by enticing TW into making significant contributions and then failing to perform under the agreement, (iii) the Company was unjustly enriched by having use of funds contributed by TW, (iv) the Company converted funds contributed by TW into its own assets, and (v) the Company has not provided accounting for all funds received by TW.  TW seeks damages in the amount to be determined at trial.  The Company believes these claims are without merit and intends to vigorously defend itself against them.

NOTE 16 – SUBSEQUENT EVENTS

Loan Advances

Since September 30, 2016, Kae Yong Park, a significant shareholder, and her spouse, Howard R. Baer, made additional unsecured advances to the Company of $30,450, leaving a balance due of $1,323,157 at November 14, 2016.

Changes in Management

On November 13, 2016, John Hollister tendered his resignation as Interim CEO.  His resignation was not the result of any dispute with the Company.

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

In consideration of the acquisition of these assets from Kae Yong Park, we issued her 78.5 million shares of our common stock. In addition, we issued a promissory note in the aggregate principal amount of $500,000, $100,000 of which has been paid and the payment of $400,000 of which is contingent upon our achieving $150,000 in monthly revenues (see Note 14 - Related Party Transactions and Note 15 - Commitments and Contingencies). The remaining balance of $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue.

The Company has already launched several websites and portals and, subject to availability of sufficient funding (which the Company does not currently have), intends to build additional websites/portals around its owned internet domain names. These websites/portals will serve as directories for businesses engaged in the lawful sale and distribution of cannabis and hemp related products.

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company is developing an online dating service around the URL, www.jointlovers.com. The Company and TW own 60% and 40%, respectively, of equity of the joint venture company.  On August 15, 2016, the Company instituted a legal action in Arizona against TW.  The complaint alleges that (i) TW breached the joint venture agreement by failing to fund the remaining $15,000 due to the joint venture company by April 29, 2016, (ii) TW breached the joint venture agreement by failing to fund the last $50,000 convertible note due to the Company by April 29, 2016, and (iii) TW breached the joint venture agreement by failing to fund their respective 40% of development expense in excess of the initial $100,000.  The Company seeks damages in the amount of $128,000 plus interest.

Recent Funding History

On February 29, 2016, in connection with its joint venture with Tumbleweed Holdings, Inc., the Company agreed to sell $150,000 of convertible notes which were to be funded in three equal installments of $50,000. Tumbleweed also agreed to provide an aggregate of $100,000 in funding to the joint venture, as discussed in Note 4 - Investment in Joint Venture.

Between February 29 and April 8, 2016, the Company received aggregate proceeds of $100,000 from the issuance of these convertible notes. The final $50,000 tranche was due April 29, 2016, but has not yet been paid.   These notes are convertible into shares of the Company’s stock at a price of $0.20 per share or a total of 250,000 shares each. Interest on these notes is to be payable quarterly in an amount equal to fifty percent of the original face value, based on  a percentage of the joint venture company’s net revenues. This interest will be payable only in the event that the joint venture company generates net revenues.  Concurrent with this agreement, the Company issued the first of these convertible notes.

Between February 29 and May 6, 2016, the joint venture company received aggregate proceeds of $85,000 from Tumbleweed Holdings, the joint venture partner. The final $15,000 tranche of the joint venture investment was due April 29, 2016 and remains unpaid. The Company is in litigation with Tumbleweed and is seeking to compel Tumbleweed to comply with its funding obligations under the Joint Venture Agreement.

Between January 7 and November 1, 2016 Kae Yong Park, a significant shareholder, and her spouse, Howard R, Baer (collectively, Park), made $501,850 of cash advances to us to fund our basic operations, $63,000 of which has been repaid, leaving a balance due of $1,323,157, as of November 14, 2016. The Company has used these limited funds to fund its basic operations on a severely scaled back basis.

Neither Ms. Park nor Mr. Baer are not under any obligation to provide any further funding to the Company. Ms. Park and her spouse are no longer able to provide ongoing advances to fund the company’s operations. The funding received during 2016 is insufficient to fund the Company’s basic business operations.  The Company has an immediate and urgent need for additional capital. Since early 2015, the Company has experienced great difficulty in raising capital from third parties. See “Liquidity and Capital Resources.”

Results of Operations

We derive our revenue through the sale of advertising space on our various websites, and the sale and/or rental of domains owned by the Company. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured which generally occurs upon receipt of payment from the customer. We record sales incentives as a direct reduction of revenue for various discounts provided to our customers consisting primarily of volume incentives. Sales incentives are not currently a significant part of our marketing plan.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The Company incurred net comprehensive losses of (all numbers approximate) $605,000 for the three months ended September 30, 2016 as compared to a net comprehensive loss of $3,582,000 for the three months ended September 30, 2015.  The $3 million decrease in loss during the current year period is due primarily to the following: a decrease in general and administrative expense of $467,000 (due to mainly to decreases in consulting and contract labor expenses), a $29,000 decrease in related party consulting expense (due to a change in classification of our EVP, Operations’ salary), a $747,000 decrease in executive compensation (due to a decrease in stock based compensation), a $64,000 decrease in professional fees, a $62,000 decrease in settlement expense, and a $1,816,000 decrease in interest expense (non-cash) related to the amortization of debt discounts, partially offset by a $182,000 increase in loss on marketable securities (non-cash), and a $17,000 increase in rent expense.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The Company incurred net comprehensive losses of (all numbers approximate) $1,832,000 for the nine months ended September 30, 2016 as compared to a net comprehensive loss of $6,744,000 for the nine months ended September 30, 2015. The $5 million decrease in loss during the current year period is due primarily to the following:  a decrease in general and administrative expense of $731,000 (due to mainly to decreases in consulting and contract labor expenses), a $114,000 decrease in related party consulting expense (due to a change in classification of our EVP, Operations’ salary), a $1,186,000 decrease in executive compensation due to a decrease in stock based compensation, a $115,000 decrease in professional fees, a $62,000 decrease in settlement expense , and a $3,263,000 decrease in interest expense related to the amortization of debt discounts (non-cash), partially offset by and an increase in loss on investment of $314,000 (non-cash related to warrants issued in connection with the newly formed joint venture), a $131,000 increase in expense related to stock issued for a non-exercised letter of intent to acquire a website, a $71,000 increase in loss on marketable securities (non-cash), and a $59,000 increase in rent expense.

Liquidity and Capital Resources

As of September 30 and November 14, 2016, we had virtually no cash on hand. Between February 29 and April 8, 2016, the Company received gross proceeds from debt agreements of $100,000.  Additionally, in order to fund our basic operations, between January 7 and November 1, 2016, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer, have collectively made cash advances of $501,850 to us to fund our basic operations, $63,000 of which has been repaid, leaving a balance due of $1,323,157, as of November 14, 2016.

We are also experiencing a severe and ever-increasing working capital deficiency (all numbers approximate). As of September 30, 2016, excluding Available for Sale Securities in the amount of $104,000 (which we do not believe are readily salable), we had a working capital deficiency of $2.8 million, compared to a working capital deficiency of $1.6 million at December 31, 2015. The $1.2 million increase in the working capital deficiency was due primarily to a $744,000 increase in accounts payable and accrued expenses (including due to related party) and a $509,000 increase in notes payable (including to related party). Accordingly, we have essentially been funding our operations using debt and accounts payable. This is not a sustainable way to finance our operations. Consequently, we need to raise additional capital immediately.

We continue to have an immediate and extremely urgent need for additional capital. Since early 2015, we have experienced great difficulty raising capital from third parties. The lack of operating capital continues to materially and adversely affect our business operations. Due to the lack of operating capital, we are unable to implement our business plan. If the Company does not receive a significant infusion of capital in the near term, it is unlikely that the Company will be able to continue as a going concern, in which case, investors would suffer a total loss of their investment in the Company.

We have not yet realized any meaningful operating revenues. We are however incurring significant costs and expenses in connection with the operation of our business and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing ongoing negative cash flows from operations.

Cash used in operating activities during the nine months ended September 30, 2016 (all numbers approximate) was $438,000 (about $50,000 per month), a decrease of approximately $637,000 from the $1,075,000 used during the comparable prior period. The $637,000 decrease in cash used by operations was due primarily to a $4,983,000 decrease in net loss, a $314,000 increase in loss on securities (non-cash), a $103,000 increase in warrants issued for executive compensation (non-cash), a $191,000 increase in the change (increase) in accounts payable and accrued expenses him, and a $131,000 increase in stock expensed (non-cash) in conjunction with an acquisition right renewal, partially offset by a $1,283,000 decrease in stock issued for executive compensation (non-cash), a $381,000 decrease in stock issued for contracts (non-cash), a $62,000 decrease in stock issued for release (non-cash), a $3,309,000 decrease in non-cash interest expense (primarily stock based), a $25,000 increase in the change (decrease) in accounts receivable, and a $31,000 decrease in the change (increase) in prepaid expenses.

Cash provided by financing activities for the nine months ended September 30, 2016 was approximately $508,000 (about $56,000 per month) as compared to approximately $1,100,000 in the prior comparable period. The (all numbers are approximate) $591,000 decrease in cash provided by financing activities is due primarily to a $416,000 decrease in net proceeds from common stock issuances and a $196,000 decrease in proceeds from related party advances (net of repayments), partially offset by a $20,000 increase in proceeds from note issuances.  The Company is experiencing ever increasing difficulty raising capital from third parties. Cash provided by financing activities is insufficient to fund the Company’s basic operating activities.

If we are able to obtain additional funding and ramp up our operations, our operations will use increasing amounts of cash in coming quarters, unless and until we are able to generate revenue from our operating activities.

Based on our current business plan, we anticipate that our operating and website development activities will use approximately $100,000 in cash per month over the next twelve months, or $1.2 million. Currently we have virtually no cash on hand, and consequently, we are unable to implement our current business plan. We believe that our operations will not begin to generate positive cash flows until at least the third quarter of 2017 (assuming we secure sufficient funding in the near term to implement our business plan, which we currently do not have).  Accordingly, we have an immediate and extremely urgent need for capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have no revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. Although we are attempting to raise additional funds through equity and/or debt financing, we are having great difficulty in securing any significant funding from unrelated third parties. If we are able to secure sufficient funding in the near term to implement our business plan, we expect that our operations could begin to generate revenues during the third quarter 2017, which should ameliorate our liquidity deficiency.  If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Since early 2015, we have encountered great difficulty raising capital from unrelated third parties. There is a significant risk that we will be unable to raise additional capital form unrelated third parties.  Although Kae Yong Park and Howard Baer have provided us with significant funds, they are under no obligation to do so and at this time are unable to provide additional funding.  In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. If the Company does not receive a significant infusion of capital in the near term, it is unlikely that the Company will be able to continue as a going concern, in which case, investors would suffer a total loss of their investment in the Company.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 2 to the Financial Statements - Liquidity/Going Concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $175,000 in website development expenditures over the next 12 months (included in the $1.2 million estimate of cash required over the next twelve months). The purpose of these expenditures will be for the development of various Websites/portals we intend to create, modifications and improvements on existing sites and acquisition of additional domain names.

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

In addition, as described above, we are currently indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,323,157, which is secured by the Company’s assets.  As of April 13, 2016 (with an effective date of January 1, 2016), $564,000 of the principal due under the note evidencing this indebtedness is interest bearing at the rate of 10% annually with any remainder being non-interest bearing.  All amounts due under this note are payable on demand.  If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would like lose their entire investment in the Company.

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

Without admitting any responsibility, the Company and the Plaintiff have settle this matter by entering unto a definitive settlement agreement. The Company has agreed to issue 400,000 restricted shares of common stock valued at $62,000 to the Plaintiff as consideration for the settlement. In addition, the Company has agreed to issue an additional 275,000 shares as liquidated damages if it breaches a certain material representation contained in the settlement agreement.  The Company will value these if and when the shares become issuable.

On August 15, 2016, the Company ("Plaintiff") instituted a legal action in Arizona against, Tumbleweed Holdings Inc., ("TW").

The complaint alleges that (i) TW breached the joint venture agreement by failing to fund the remaining $15,000 due to the joint venture company by April 29, 2016, (ii) TW breached the joint venture agreement by failing to fund the last $50,000 convertible note due to the Company by April 29, 2016, and (iii) TW breached the joint venture agreement by failing to fund their respective 40% of development expense in excess of the initial $100,000.  The Company seeks damages in the amount of $128,000 plus interest.

On September 22, 2016, Tumbleweed Holdings Inc., instituted a counterclaim in Arizona in response to the above legal action.  The complaint alleged that (i) The Company breached the joint venture agreement by failing to leverage relationships and failing to provide budgeting and accounting records, (ii) the Company breached implied covenant of good faith and fair dealing by enticing TW into making significant contributions and then failing to perform under the agreement, (iii) the Company was unjustly enriched by having use of funds contributed by TW, (iv) the Company converted funds contributed by TW into its own assets, and (v) the Company has not provided accounting for all funds received by TW.  TW seeks damages in the amount to be determined at trial.  The Company believes these claims are without merit and intends to vigorously defend itself against them.

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

Item 3. Defaults upon Senior Securities

As of November 14, 2016, the Company is in default under the following promissory notes:

Notes in the aggregate principal amount of $34,900 were due July 8, 2015.  The aggregate amount in default as of the date of this report was approximately $37,800, consisting of $34,900 in unpaid principal and $2,800 in unpaid interest.

Notes in the aggregate principal amount of $45,000 were due on or around December 10, 2015. The aggregate amount in default as of the date of this report was approximately $48,000, consisting of $45,000 in unpaid principal and $3,000 in unpaid interest.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

John Hollister, the Registrant's interim CEO, resigned as CEO of the registrant effective November 13, 2016.

Item 6. Exhibits

(a)

Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

10.4	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (2)

10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014 (3)

10.8	Agreement with Howard R. Baer dated December 2, 2014 (5)

10.9	Agreement with Kae Yong Park and Howard R. Baer regarding Funding (4)

10.10	Amended and Restated Promissory Note Issued to Kae Yong Park and Howard R. Baer Dated September 30, 2015 (6)

10.11	Agreement with Sandor Capital Master Fund (4)

10.12	Lease Agreement with Kuboo, Inc. dated May 19, 2015 (4)

10.13	Security Agreement with Kae Yong Park and Howard R. Baer Dated September 30, 2015 (6)

10.14	Employment agreement of John B. Hollister dated October 21, 2015 (6)

10.15	Joint Venture Agreement with Tumbleweed Holdings, Inc., dated February 29, 2016 (7)

10.16	Form of Convertible Note issued to Tumbleweed Holdings, Inc., dated February 29, 2016 (7)
10.17	Form of Note issued to Sandor Capital Master Fund dated May 11, 2016 (8)

31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	November 14, 2016	By:	/s/ John Venners
John Venners, EVP Operations and Director