Form 10-K
period 2016-12-31
NORTHSIGHT CAPITAL, INC.
filed 2017-04-17
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $4,153,786 based on the closing price as quoted on Yahoo! Finance as of June 30, 2016.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 17, 2017
Common Capital Voting Stock, $0.001 par value per share	114,236,581 shares

Northsight Capital, Inc.

Form 10-K

For the Year Ended December 31, 2016

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

Kuboo, Inc. continues to be a significant stockholder of the Company. John Venners, the President, CEO and a director of Kuboo, Inc., serves as the Company’s Executive Vice President of Operations and sits on our board of directors (see Note 17 - Related Party Transactions).

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company had been developing an online dating service around the URL, www.jointlovers.com. Per the Joint Venture Agreement, the Company and TW own 60% and 40% respectively of equity of the joint venture company. Under the joint venture agreement, the Company and TW agreed as follows:

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

•

Revenue from the joint venture company will be shared proportionally with a portion of operating income to be used to repay principal and income due under the convertible notes referenced below (up to $165,000 in principal amount of notes).

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

We are currently engaged in litigation with Tumbleweed with respect to the Joint Venture.  See Item 3 Legal Proceedings.

On November 23, 2016, we entered into a non-binding Letter of Intent, as amended (“LOI”), to acquire Stargreen Holdings, LLC, a Los Angeles, California, company (“Stargreen”). The LOI expires April 30, 2017, subject to extension by agreement. Stargreen has filed applications for licenses/permits to cultivate and dispense legal marijuana and has entered into agreements to acquire/lease properties where it intends to cultivate, manufacture and dispense products to the legal medical and recreational marijuana markets. These agreements are subject to Stargreen securing funding necessary to consummate these acquisitions. As a condition of closing, the LOI requires Stargreen to secure, on mutually agreeable terms, a minimum investment into our company of $2.5 million (maximum of $23.1 million). To acquire Stargreen, we expect to issue Stargreen that number of shares of common stock, such that, after giving effect to said acquisition (but before the financing), Stargreen will own 75% of our issued and outstanding common stock. The closing of the acquisition of Stargreen is subject to various conditions, including satisfactory completion of due diligence, negotiation of definitive agreements, consummation at closing of the minimum $2.5 million funding on mutually agreeable terms and satisfaction prior at closing of certain of our preexisting liabilities.

Although Stargreen does not currently own or operate any legal marijuana businesses, subject to receipt of funding and necessary permits and licenses, Stargreen intends to build a large portfolio of assets to capitalize on industry supply chain economics by producing services and products at each stage. The planned extraction and cultivation operations will use state of the art equipment and resource management techniques to maximize quality and profitability while minimizing use of natural resources.

There is currently no assurance that we will close on the Stargreen acquisition.

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

Through our joint venture with Tumbleweed, we have been developing JointLovers.com as a website/mobile application. At this time, due to a lack of funding, we are not actively pursuing further development of the JointLovers.com app.

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

•

Radio and TV Advertising

•

Advertising in Industry based publications

To date, our sales and marketing related activities have included search engine optimization, direct selling efforts, direct mail, electronic mail, social media, and online advertising. We have engaged companies to assist us in our sales and marketing related activities: Hemp Media (provides online (Internet, smart phone and mobile device content to our business), New Times (print advertising), the musician Snoop Dogg (promotion of our Company and its business), and a nationally recognized men’s magazine (print advertising).

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

Personnel

As of April 17, 2017, we had three full time employees and one part time employee, in addition to a number of subcontractors.

Website/Portal Development

Over the next twelve months, we expect to incur aggregate website development costs and expenses of approximately $175,000 related to the development of our websites and related technology and services. Our ability to engage in planned website and related technology development is subject to the availability of sufficient funds, which we currently do not have. If we are unable to fund necessary research and development, we will be at a competitive disadvantage and our business will be materially and adversely affected.

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

The state laws, rules and regulations governing the possession, use, sale and distribution of cannabis and products which may contain cannabis are constantly changing and evolving. Currently, the medicinal use of cannabis has been legalized in 26 states and Washington D.C. and seven of 7 of the 26 states, comprised of Alaska, California, Colorado, Maine, Massachusetts, Oregon, and Washington, plus the District of Columbia, have approved recreational consumer use of marijuana; but, pursuant to the federal Controlled Substances Act (“CSA”), the possession, use, sale and distribution of cannabis for recreational or medicinal purposes remains unauthorized and illegal. However, the state laws which authorize and regulate (or prohibit) the possession, use, sale and distribution of cannabis, as well as the federal laws prohibiting the same do not currently apply to our business as we are not engaged or participating in the possession, cultivation, sale or distribution of cannabis or products which may contain cannabis.

Nevertheless, as the cannabis industry continues to evolve, increased regulation and oversight by local, state and federal agencies is likely. For example, more stringent local or state regulation of the cannabis industry could adversely affect the industry which would in turn adversely affect our business. In addition, because the industry is in its infancy, the enforcement of the CSA as it relates to those using and engaging in the cannabis industry, by the Department of Justice, also remains an area of uncertainty. For example, although we do not believe it probable, if the US Federal Government were to enforce the CSA on a nationwide basis, the cannabis industry would in effect be abolished, which would have a material and adverse effect on our business, rendering us unable to continue as a going concern.

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

We continue to have an immediate and extremely urgent need for additional capital. Since early 2015, we have experienced great difficulty raising capital from third parties. The lack of operating capital continues to materially and adversely affect our business operations. Due to the lack of operating capital, we are unable to implement our business plan. We may not be able to raise the funds we need to fund our basic operations. If we do not receive a significant infusion of capital in the near term, it is unlikely that we will be able to continue as a going concern, in which case, investors would suffer a total loss of their investment in our Company.

If we cannot immediately raise funds on acceptable terms, we will not be able to complete the construction of our planned websites/portals, effectively market our services, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We may be unable to secure sufficient funding to continue operations and effect planned transactions, in which case you would suffer a total loss of your investment. If we are unable to obtain necessary funding, there will be a material adverse effect on our business, results of operations and financial condition.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our current independent registered public accounting firm issued an opinion on our financial statements for the years ended December 31, 2016 and 2015, respectively, which states that the financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations and inability to generate sufficient operating cash flow raise substantial doubt about our ability to continue as a going concern. As of April 17, 2017, we had only a minimal amount of cash on hand.

The Company has accumulated losses of $20,683,410 and has had sustained negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2016, the Company raised aggregate net proceeds of $100,000 from non-related parties and $656,600 from related parties in capital through the issuance of notes payable. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) eventually to generate profits from operations.

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

WE HAVE A LIMITED OPERATING HISTORY IN AN EVOLVING INDUSTRY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND MAY INCREASE THE RISK THAT WE WILL NOT BE SUCCESSFUL.

We have a short operating history in an evolving industry that may not develop as expected, if at all. This short operating history makes it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry. These risks and difficulties include our ability to, among other things:

•

raise sufficient capital to fund even our most basic business operations;

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

Since we ceased to be a shell company within the meaning of applicable securities laws in the middle of 2014, we have experienced net losses and negative operating cash flows. As of December 31, 2016, we had an accumulated deficit of $20,683,410 and incurred net losses of $1,965,081 during the year ended December 31, 2016. Assuming we are able to raise additional capital to ramp our operations, we expect our near term quarterly losses to increase. We will likely incur significant net losses into the second quarter of 2018 and possibly longer. While we are unable to predict accurately our future operating expenses, subject to receipt of additional capital, we expect these expenses to increase substantially, as we, among other things:

•

expand our domestic selling and marketing activities;

•

continue the building of our websites/portals;

•

develop new products and technologies;

•

upgrade our operational and financial systems, procedures and controls; and

•

hire additional personnel, including additional executive, administrative and technical staff;

We commenced business operations in early 2014. We have not yet generated any material revenue. We will need to generate substantial revenues to achieve and maintain profitability. If we fail to generate such revenues, we will continue to experience losses indefinitely. We may not be able to achieve or maintain profitability. We also may fail to accurately estimate and assess our increased operating expenses as we expand our operations. If our operating expenses exceed our expectations, our financial performance will be adversely affected, which will likely cause the price of our common stock to decline.

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

THERE HAS BEEN ONLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK, AND ITS PRICE HAS BEEN AND IS EXPECTED TO BE HIGHLY VOLATILE.

There has been only a limited public market for our common stock, and we cannot assure you that an active public market for our common stock will develop or be sustained in the future. Our common stock is quoted in the over the counter market (OTCBB), the market for which is highly illiquid and the quoted price of our common stock is likely not indicative of the underlying value of our common stock.

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

Further, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies, and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. In the past, securities class action suits have been filed following periods of market volatility in the price of a company’s securities. If such an action were instituted, we would incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, results of operations and financial condition.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

Sales of a large number of shares of our common stock in the market after this offering, or the belief that these sales could occur, could cause a significant drop in the market price of our common stock. Of the 114,236,581 shares we had outstanding as of April 17, 2017, approximately 27,269,633 shares will become freely tradable upon the effectiveness under the Securities Act of the Registration Statement filed on that date. Consequently, the price of our common stock could drop substantially following the effectiveness of the Registration Statement if significant shares begin to be sold.

WE DO NOT INTEND TO PAY DIVIDENDS.

We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends in the foreseeable future. See “Dividend Policy” for additional information regarding our dividend policy.

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

At this time, we do not have the capital necessary to promote and market our services, so we cannot assure you that we will be successful in this effort. If we are not successful in promoting market awareness and acceptance of our cannabis related directory and advertising services, it is unlikely that we will succeed in implementing our business plan. If cannabis related businesses do not recognize the need to market their products, then the market for our cannabis related directory and advertising services may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our cannabis related directory and advertising services is critical to achieving widespread acceptance of our services. Furthermore, we believe that the importance of product awareness will increase as competition in our market develops. Successful promotion of our services will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful services, at competitive prices.

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

OUR EXISTING PERSONNEL AND INFRASTRUCTURE RESOURCES HAVE BEEN STRAINED BY OUR RECENT STAFF REDUCTIONS, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE THESE ACTIVITIES, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

Due to a lack of operating capital, we have been forced to reduce our staffing levels, which has placed, and will continue to place, a strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management and other personnel to manage our operational activity effectively. This will require us to hire and train additional personnel to manage our operations, for which we do not currently have the necessary capital. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our operational growth, implementation of our business plan will be materially and adversely affected.

THE LOSS OF KEY EMPLOYEES AND TECHNICAL PERSONNEL OR OUR INABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our success depends in part upon the continued service of our EVP, John Venners, who is on an interim basis acting as our ranking executive officer. Our success will also depend on our future ability to attract and retain highly qualified technical, managerial and marketing personnel. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure you that we will continue to be successful in attracting or retaining such personnel. The loss of certain key employees, such as our EVP or future President/CEO, or our inability to attract and retain other qualified employees could have a material adverse effect on our business.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

Our quarterly operating results will likely vary in the future as a result of fluctuations in any revenues and operating expenses. Subject to receipt of additional funding, we expect that our operating expenses will increase in the future as we expand our selling and marketing activities, increase our website development efforts and hire additional personnel. In addition, our operating expenses may fluctuate in the future, as a result of the following factors, among others:

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

RISKS RELATED TO OUR INDUSTRY

EVOLVING REGULATION OF THE CANNABIS INDUSTRY MAY AFFECT US ADVERSELY.

The state laws, rules and regulations governing the possession, use, sale and distribution of cannabis and products which may contain cannabis are constantly changing and evolving. Currently, the medicinal use of cannabis has been legalized in 26 states and Washington D.C. and seven of 7 of the 26 states, comprised of Alaska, California, Colorado, Maine, Massachusetts, Oregon, and Washington, plus the District of Columbia, have approved recreational consumer use of marijuana; but, pursuant to the federal Controlled Substances Act (“CSA”), the possession, use, sale and distribution of cannabis for recreational or medicinal purposes remains unauthorized and illegal. However, the state laws which authorize and regulate (or prohibit) the possession, use, sale and distribution of cannabis, as well as the federal laws prohibiting the same do not currently apply to our business as we are not engaged or participating in the possession, cultivation, sale or distribution of cannabis or products which may contain cannabis.

Nevertheless, as the cannabis industry continues to evolve, increased regulation and oversight by local, state and federal agencies is likely. For example, more stringent local or state regulation of the cannabis industry could adversely affect the industry which would in turn adversely affect our business. In addition, because the industry is in its infancy, the enforcement of the CSA as it relates to those using and engaging in the cannabis industry, by the Department of Justice, also remains an area of uncertainty. For example, although we do not believe it probable, if the US Federal Government were to enforce the CSA on a nationwide basis, the cannabis industry would in effect be abolished, which would have a material and adverse effect on our business, rendering us unable to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 Not Applicable.

ITEM 2: PROPERTIES

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo, Inc., our former parent company and a significant shareholder. The monthly rent for this facility is $11,500. Under the current arrangement, the landlord pays taxes, maintenance and repairs.

ITEM 3: LEGAL PROCEEDINGS

On August 15, 2016, the Company (“Plaintiff”) instituted a legal action in Arizona against, Tumbleweed Holdings Inc., (“TW”).

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

ITEM 4: MINE SAFETY DISCLOSURES

 Not Applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares were approved for quotation on the OTC Bulletin Board (OTC) of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “NCAP” on May 12, 2009. There is currently only a very limited trading market for shares of our common stock. Management does not expect any active market to develop in our common stock unless and until we are able to implement our business plan. In any event, no assurance can be given that any active market for our common stock will ever develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements for resale under Rule 144, see the heading “Rule 144” below. In addition, of the 114,236,581 shares we had outstanding as of April 17, 2017, approximately 27,269,633 shares will become freely tradable upon the effectiveness under the Securities Act of the Registration Statement filed on that date. Consequently, the price of our common stock could drop substantially following the effectiveness of the Registration Statement if significant shares begin to be sold.

The following table sets forth, for the periods indicated, the high and low closing quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
	High	Low
2015
January 1 – March 31	1.44	0.91
April 1 – June 30	1.31	0.91
July 1 - September 30	1.31	0.09
October 1 – December 31	0.10	0.03

2016
January 1 - March 31	0.13	0.05
April 1 – June 30	0.12	0.08
July 1- September 30	0.14	0.06
October 1 – December 31	0.25	0.09

These prices were obtained from the finance portal, Yahoo! Finance, and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

At April 17, 2017 we had approximately 187 shareholders of record, not including an indeterminate number of holders who may hold shares in “street name.”

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

Securities Authorized for Issuance

The Company has authorized common shares of 200,000,000.

Recent Issuances of Unregistered Securities

The unregistered securities were issued by us during the last year are as follows:

On February 29, 2016, we sold $100,000 of convertible notes and warrants to purchase 4.9% of our issued and outstanding stock, in connection with our Joint venture agreement with Tumbleweed Holdings, Inc., as disclosed in our Form 8-K Current Report filed with the SEC on March 2, 2016. The warrant to purchase Company common stock has an exercise price of $0.08 per share, a three-year term and a cashless exercise right.

On March 30, 2016, the Company issued 75,000 shares of common stock as settlement of a contract obligation to a vendor valued at $7,500.

On January 20, 2017, the Company issued the 400,000 shares of restricted stock as settlement of a prior lawsuit.

On April 10, 2017, we sold 1,000,000 shares of common stock in a private transaction at a per share price of $.025, for gross proceeds of $25,000, to an “accredited investor” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure the reader that such expectations will occur. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Overview

On June 23, 2014, the Company acquired approximately 7,500 cannabis related Internet domain names from Kae Yong Park (who became our majority shareholder in connection with such acquisition). The list of domain names we acquired is filed as Exhibit 99.3 to the Form 8-K Current Report filed with the Commission on June 25, 2014. In consideration of the acquisition of these assets from Kae Yong Park, we issued her 78.5 million shares of our common stock. In addition, we issued a promissory note in the aggregate principal amount of $500,000, the payment of $400,000 of which is contingent upon our achieving $150,000 in monthly revenues. See Note 10 - Notes Payable Related Party and Note 15 - Commitments and Contingencies, in each case to the financial statements for the year ended December 31, 2016 filed herewith.

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

The Company has already launched several websites and portals and, subject to receipt of funding, intends to build additional websites/portals around its owned internet domain names. These websites/portals will serve as directories for businesses engaged in the lawful sale and distribution of cannabis and hemp related products.

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

Recent Developments

During 2016, we received an aggregate of $185,000 in connection with its joint venture with Tumbleweed Holdings, Inc. On February 29, 2016, in connection with this joint venture, we agreed to sell $150,000 of convertible notes which were to be funded in three equal installments of $50,000. Tumbleweed also agreed to provide an aggregate of $100,000 in funding to the joint venture, as discussed in Note 4 - Investment in Joint Venture.

Between February 29 and April 8, 2016, we received aggregate proceeds of $100,000 from the issuance of these convertible notes. The final $50,000 tranche was due April 29, 2016, but has not yet been paid. These notes are convertible into shares of our common stock at a price of $0.20 per share or a total of 250,000 shares each. Interest on these notes is to be payable quarterly in an amount equal to fifty percent of the original face value, based on a percentage of the joint venture company’s net revenues. This interest will be payable only in the event that the joint venture company generates net revenues. Concurrent with this agreement, we issued the first two of these convertible notes.

Between February 29 and May 6, 2016, the joint venture company received aggregate proceeds of $85,000 from Tumbleweed Holdings, the joint venture partner. The final $15,000 tranche of the joint venture investment was due April 29, 2016 and remains unpaid. We are in litigation with Tumbleweed and are seeking to compel Tumbleweed to comply with its funding obligations under the Joint Venture Agreement.

During 2015, the Company sold 2,781,285 shares of its common stock, for aggregate net proceeds of $465,500.

In addition, between December 31, 2014 and through April 17, 2017, Kae Yong Park, a significant stockholder, and her spouse, Howard. R. Baer (collectively, “Park”), advanced the Company $1,734,857 for short term capital needs, of which $241,340 has been repaid, $65,000 was assigned to an investor and $35,938 has been credited for use of the Company’s personnel. Park assigned $65,000 of debt owed to her by the Company to another investor who received a note from the Company to evidence the debt. At April 17, 2017, the Company had a note payable to Park for these advances of $1,407,579 which is secured by the assets of the Company. Because this debt is payable on demand, the company has classified it as a current liability.

Since December 1, 2016 and through March 10, 2017, John Lemak and/or Sandor Capital Master Fund have advanced an aggregate of $100,849 to us to fund basic operating activities. These loans are unsecured interest bearing notes. Sandor Capital Master Fund, which is controlled by Mr. Lemak, is a significant shareholder.

Neither Ms. Park nor Mr. Baer are not under any obligation to provide any further funding to us. Ms. Park and her spouse are no longer able to provide ongoing advances to fund our operations, even on a limited basis. The funding received during 2015 and 2016 is insufficient to fund even our most basic business operations. We have an immediate and urgent need for additional capital. Since early 2015, we have experienced great difficulty in raising capital from third parties. See “Liquidity and Capital Resources.”

On November 23, 2016, we entered into a non-binding Letter of Intent, as amended (“LOI”), to acquire Stargreen Holdings, LLC, a Los Angeles, California, company (“Stargreen”). The LOI expires April 30, 2017, subject to extension by agreement. Stargreen has filed applications for licenses/permits to cultivate and dispense legal marijuana and has entered into agreements to acquire/lease properties where it intends to cultivate, manufacture and dispense products to the legal medical and recreational marijuana markets. These agreements are subject to Stargreen securing funding necessary to consummate these acquisitions. As a condition of closing, the LOI requires Stargreen to secure, on mutually agreeable terms, a minimum investment into our company of $2.5 million (maximum of $23.1 million). To acquire Stargreen, we expect to issue Stargreen that number of shares of common stock, such that, after giving effect to said acquisition (but before the financing), Stargreen will own 75% of our issued and outstanding common stock. The closing of the acquisition of Stargreen is subject to various conditions, including satisfactory completion of due diligence, negotiation of definitive agreements, consummation at closing of the minimum $2.5 million funding on mutually agreeable terms and satisfaction prior at closing of certain of our preexisting liabilities.

Although Stargreen does not currently own or operate any legal marijuana businesses, subject to receipt of funding and necessary permits and licenses, Stargreen intends to build a large portfolio of assets to capitalize on industry supply chain economics by producing services and products at each stage. The planned extraction and cultivation operations will use state of the art equipment and resource management techniques to maximize quality and profitability while minimizing use of natural resources.

There is currently no assurance that we will close on the Stargreen acquisition.

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

Our significant accounting policies are described below. We anticipate that the following accounting policies will require the application of our most difficult, subjective or complex judgments:

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents obligations from customers that are subject to normal collection terms and are recorded at the invoiced amount, net of any allowance for doubtful accounts, and do not typically bear interest. The Company assesses the collectability of the accounts by taking into consideration the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of selling, general and administrative expenses in the statements of operations. The Company writes off the receivable balance against the allowance when management determines a balance is uncollectible. At December 31, 2016, the Company has recorded a full allowance of $34,204 against its receivable balance due to the uncertainty of its collectability.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted future cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value.

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

Results of Operations

Year ended December 31, 2016 Compared to the year ended December 31, 2015

The Company incurred a net loss of approximately $2 million during the year ended December 31, 2016, as compared with a net loss of approximately $8 million during the comparable prior period. The (all numbers approximate) $6 million decrease in net loss is due primarily to a $3.7 million decrease in non-cash interest expense, a $1.1 million decrease in general and administrative expense, a $1.5 million decrease in executive compensation, a $100,000 decrease in non-cash settlement expense, a $120,000 decrease in professional fees and an $80,000 decrease in consulting expense (related party), partially offset by a $490,000 increase in non-cash losses on securities and a $130,000 increase in non-cash losses on stock deposits. The decrease in interest expense is primarily due to the amortization of one time debt issue costs and discounts on short term debt issued during the prior period. The decrease in executive compensation and general and administrative expenses is primarily due to a reduction in workforce and operations due to cash constraints in the current year. If we are able to raise additional capital, we expect our operating expenses to increase sharply as we ramp up our operations, including website development and sales and marketing related activities.

Cash used in operating activities was approximately $700,000 during the year ended December 31, 2016 (about $58,000 per month), as compared with $1.5 million during the comparable prior year (or about $125,000 per month). The (all numbers approximate) $800,000 decrease was primarily due to a decrease in net loss of $6 million, an increase in loss on securities of $500,000 and an increase in stock given for LOI of $131,000, partially offset by a decrease in interest expense of $3.7 million, a decrease in stock issued for executive compensation and employment contracts of $1.5 million, a decrease of $500,000 in stock issued for contracts and a decrease of $100,000 in stock issued for settlements.

Cash used by investing activities during the year ended December 31, 2016 was approximately $28,000 due to the Company’s investments in its joint venture in the current year.

Cash provided by financing activities during the year ended December 31, 2016 was approximately $700,000 as compared to approximately $1.5 million in the prior comparable period. The $800,000 decrease was due to a decrease of $500,000 in net proceeds from common stock issuances and a decrease of $400,000 in net proceeds from related party notes, and an $80,000 decrease in proceeds from notes payable offset by a $100,000 increase in proceeds from convertible notes payable.

Liquidity and Capital Resources

As of April 17, 2017, we had only minimal cash on hand. Consequently, we have an immediate and extremely urgent need for additional capital. In order to fund our operations on a curtailed basis, (i) since January 5, 2015, we have raised $490,500 from the sale of 3,781,285 shares of common stock at an average per share price of $.13, and (ii) we have issued notes and convertible notes totaling $179,900, and (iii) between December 31, 2014 and through April 17, 2017, Kae Yong Park, a significant stockholder, and her spouse, Howard. R. Baer (collectively, “Park”), advanced the Company $1,734,857 for short term capital needs, of which $241,340 has been repaid, $65,000 was assigned to an investor and $35,938 has been credited for use of Company personnel. Park assigned $65,000 of debt owed to her by the Company to another investor who received a note from the Company to evidence the debt. At April 17, 2017, the Company had a note payable to Park for these advances of $1,407,579 which is secured by the assets of the Company.

We are also experiencing a severe and ever-increasing working capital deficiency (all numbers approximate). As of December 31, 2016, we had a working capital deficiency of approximately $2.8 million, compared to a working capital deficiency of approximately $1.6 million at December 31, 2015. The $1.2 million increase in the working capital deficiency was due primarily to a $494,000 increase in accounts payable and accrued expenses (including due to related party) and a $692,000 increase in notes payable (including to related party). Accordingly, we have essentially been funding our operations using debt and accounts payable. This is not a sustainable way to finance our operations. Consequently, we need to raise additional capital immediately.

We continue to have an immediate and extremely urgent need for additional capital. Since early 2015, we have experienced great difficulty raising capital from third parties. The lack of operating capital continues to materially and adversely affect our business operations. Neither Ms. Park nor her spouse are under any obligation to provide any further funding to us. Ms. Park and her spouse are no longer able to provide ongoing advances to fund our operations, even on a limited basis.

Due to the lack of operating capital, we are unable to implement our business plan, even on a curtailed basis. If we do not receive a significant infusion of capital in the near term, it is unlikely that we will be able to continue as a going concern, in which case, investors would suffer a total loss of their investment in our Company.

We have not yet realized any meaningful operating revenues. We are however incurring significant costs and expenses in connection with the operation of our business and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing ongoing negative cash flows from operations.

As noted above, we have only minimal cash on hand. Our current cash on hand is insufficient to fund our operations and the implementation of our business plan. As a result, we have an immediate and urgent need for additional funds. We are seeking to raise funds from third parties, either in the form of debt or equity.

Based on our current business plan, we anticipate that our operating and website development activities will use approximately $100,000 in cash per month over the next twelve months, or $1.2 million. Currently we have virtually no cash on hand, and consequently, we are unable to implement our current business plan. We believe that our operations will not begin to generate positive cash flows until at least the second quarter of 2018 (assuming we secure sufficient funding in the near term to implement our business plan, which we currently do not have). Accordingly, we have an immediate and extremely urgent need for capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have no revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, provided that we are able to secure substantial additional financing, we expect that our operations will begin to generate revenues around the end of the third quarter of 2017, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities (see Note 3 to the Financial Statements - Liquidity/Going Concern).

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

In addition, as described above, as of April 17, 2017, we are indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,407,579, which is secured by all our assets. As of April 13, 2016 (with an effective date of January 1, 2016), $564,000 of the principal due under the note evidencing this indebtedness is interest bearing at the rate of 10% annually with any remainder being non-interest bearing. All amounts due under this note are payable on demand. If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would like lose their entire investment in the Company.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the years ended December 31, 2016 and 2015.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northsight Capital, Inc.

We have audited the accompanying balance sheets of Northsight Capital, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northsight Capital, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 17, 2017

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash	$14,405	$22,951
Advances – related party, net	-	-
Accounts Receivable	-	400
Total Current Assets	14,405	23,351

Deposits	-	131,000
Property and equipment, net $9,763 and $5,617 depreciation	2,675	6,821
Web Development Costs, net $134,949 and $73,833 amortization	176,963	249,329
Investment in joint venture	17,361	-
Total Assets	$211,404	$410,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$340,805	$384,631
Accounts payable and accrued expenses – related party	704,997	173,942
Notes payable – related party	1,542,217	949,307
Notes payable	79,900	79,900
Convertible notes payable	100,000	-
Total Current Liabilities	2,767,919	1,587,780

Noncurrent Liabilities
Notes payable – related party, net of current portion	400,000	400,000
Total Liabilities	3,167,919	1,987,780

Commitments and Contingencies

Stockholders’ Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 112,836,581 and 112,761,581 shares issued and outstanding as of December 31, 2016 and 2015, respectively	112,837	112,762
Subscription payable	62,000	62,000
Additional paid-in capital	17,552,058	16,966,288
Accumulated deficit	(20,683,410)	(18,718,329)
Total Stockholders’ Deficit	(2,956,515)	(1,577,279)
Total Liabilities and Stockholders’ Deficit	$211,404	$410,501

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,	December 31,
	2016	2015

Revenues	$15,680	$13,393

Operating Expenses:
General administrative	488,116	1,582,021
Settlement expense	-	82,000
Consulting expense - related party	180,000	265,993
Executive compensation	282,594	1,830,124
Professional fees	212,815	332,172
Rent - related party	134,400	103,000
Travel	2,327	19,780
Total operating expenses	1,300,252	4,215,090

Loss from operations	(1,284,572)	(4,201,697)

Other Income (Expense)
Loss on investments	(475,751)	-
Loss from equity investment	(10,695)	-
Interest expense	(63,063)	(3,766,145)
Loss on deposit	(131,000)	-
Total other income (expenses)	(680,509)	(3,766,145)

Net Loss Before Income Taxes	(1,965,081)	(7,977,842)

Income tax	-	-

Net Loss After Income Taxes	$(1,965,081)	$(7,977,842)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	112,818,088	107,987,931
Loss per Common Share - Basic and Diluted	$(0.02)	$(0.07)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(1,965,081)	$(7,977,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,146	4,145
Amortization of web development costs	72,366	62,583
Amortization of debt discounts	-	71,832
Stock issued for release	-	82,000
Stock issued for executive compensation	-	1,282,500
Stock issued pursuant to contracts	-	502,800
Stock issued for settlement of employment contract	-	208,000
Stock issued for advertising incentive	-	750
Loss on deposit	131,000	-
Warrants issued for executive compensation	102,594	54,156
Warrants issued for debt issue costs	-	3,702,272
Loss on investments	475,751	-
Loss from equity investment	10,695	-
Changes in operating assets and liabilities:
Prepaid expenses	-	31,500
Web development costs	-	16,000
Accounts receivable	400	(400)
Accounts payable and accrued expenses	(36,326)	349,992
Accounts payable - related party	531,055	124,266
Net Cash Used In Operating Activities	(673,400)	(1,485,446)
Cash Flows From Investing Activities
Investment in joint venture	(28,056)	-
Net Cash Used In Investing Activities	(28,056)	-
Cash Flows From Financing Activities
Proceeds from sale of common stock, net of offering costs	-	465,500
Proceeds from notes payable	-	79,900
Proceeds from convertible notes payable	100,000	-
Proceeds from notes payable – related party	656,600	1,112,407
Payments on notes payable – related party	(63,690)	(170,100)
Net Cash Provided by Financing Activities	692,910	1,487,707
Net (Decrease) Increase In Cash	(8,546)	2,261
Cash, Beginning of Period	22,951	20,690
Cash, End of Period	$14,405	$22,951
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$158	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Issuance of common stock for investment	$-	$131,000
Issuance of common stock in conjunction with debt agreements	$-	$64,934
Issuance of warrants in conjunction with debt agreements	$-	$6,898
Finder’s fees settled with stock	$-	$16,449
Issuance of common stock as settlement of obligations	$7,500	$-

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2014	104,019,196	$ 104,019	$ 10,536,221	$ -	$ (10,740,487)	$ (100,247)

Common stock sold, net offering costs	2,781,285	2,782	462,718	-	-	465,500
Warrants issued as compensation	-	-	54,156	-	-	54,156
Warrants issued in conjunction with debt agreements	-	-	3,709,170	-	-	3,709,170
Common stock issued in conjunction with debt agreements	1,549,000	1,549	63,385	-	-	64,934
Common stock issued as advertising incentive	3,000	3	747	-	-	750
Common stock issued for release	200,000	200	19,800	62,000	-	82,000
Common stock issued for compensation	1,000,000	1,000	1,281,500	-	-	1,282,500
Common stock issued for consulting	1,440,000	1,440	501,360	-	-	502,800
Common stock issued for letter of intent	100,000	100	130,900	-	-	131,000
Common stock issued for settlement employment contract	1,600,000	1,600	206,400	-	-	208,000
Finders Fees settled with stock	69,000	69	(69)	-	-	-
Net loss for the year ended December 31, 2015	-	-	-	-	(7,977,842)	(7,977,842)

Balance, December 31, 2015	112,761,581	$ 112,762	$ 16,966,288	$ 62,000	$ (18,718,329)	$ (1,577,279)

Common stock issued for settlement of obligations	75,000	75	7,425	-	-	7,500
Warrants issued as compensation	-	-	102,594	-	-	102,594
Warrants issued in conjunction with joint venture	-	-	475,751	-	-	475,751
Net loss for the year ended December 31, 2016	-	-	-	-	(1,965,081)	(1,965,081)

Balance, December 31, 2016	112,836,581	$ 112,837	$ 17,552,058	$ 62,000	$ (20,683,410)	$ (2,956,515)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Northsight Capital Inc. (“Northsight” or “the Company”) was incorporated in the State of Nevada on May 21, 2008. In May, 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result, became its parent company. On June 25, 2014, the Company completed the acquisition of approximately 7500 cannabis related Internet domain names, in exchange for which the Company issued 78.5 million shares of its common stock and a promissory note in the principal amount of $500,000. As a result of this transaction, the seller of the domain names became an 81% stockholder of the Company. Kuboo, Inc. continues to be a significant stockholder of the Company. John Venners, our EVP of Operations and a director, is also a director of Kuboo, Inc. See Note 17 - Related Party Transactions.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of December 31, 2016 and 2015, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

Stock-Based Compensation

Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the awards’ grant date, based on estimated number of awards that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the fair value of the share-based payments whichever is more readily determinable. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by our assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards based on an analysis of the actual and projected employee stock option exercise behaviors and the contractual term of the awards. We recognize stock-based compensation expense over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors that are expected to vest.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include service contracts paid in advance.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents obligations from customers that are subject to normal collection terms and are recorded at the invoiced amount, net of any allowance for doubtful accounts, and do not typically bear interest. The Company assesses the collectability of the accounts by taking into consideration the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of selling, general and administrative expenses in the statements of operations. The Company writes off the receivable balance against the allowance when management determines a balance is uncollectible. At December 31, 2016, the Company has recorded a full allowance of $34,204 against its receivable balance due to the uncertainty of its collectability.

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

Investment in joint Venture

The Company’s ownership of the joint venture company is accounted for under the equity method of accounting, in accordance with ASC 323. Under the equity method of accounting, an Investee Company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee Company is reflected as a gain or loss on the Company’s investment. Additionally, under the equity method of accounting, the Company’s initial investment in the joint venture company was recorded at the historic cost basis of the contributed domain of $0. Accordingly, the Company expensed $475,751 related to the value of warrants the Company issued and is included as a component of loss on investments in the Company’s Statements of Operations.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the Investee Company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. On disposal of investments in joint ventures and associated companies, the difference between disposal proceeds and the carrying amounts of the investments are recognized in profit or loss.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted future cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value.

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

Revenue for ads sold is recognized upon delivery of the advertising or is amortized over the time period the advertisement runs using the straight-line method if the advertising contract spans multiple periods.

Advertising and Promotion

Advertising and promotion expenses include digital and print advertising, trade show events, endorsements and sponsorships, and promotional giveaways. Advertising costs are expensed as incurred unless they cover a specific period of time, in which case they are amortized over the service period. Advertising costs of $328 and $81,568 were incurred for the years ended December 31, 2016 and 2015, respectively.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2016 and 2015.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying financial statements at December 31, 2016 and 2015.

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

The calculation of diluted net loss per share excludes all warrants as of December 31, 2016 and 2015, since their effect is anti-dilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption

NOTE 3 – LIQUIDITY/GOING CONCERN

The Company has accumulated losses of $20,683,410 and have had sustained negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2016, the Company raised gross proceeds of $100,000 from non-related parties and $656,600 from related parties in capital through the issuance of notes payable. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) eventually to generate profits from operations.

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

NOTE 4 – INVESTMENT IN JOINT VENTURE

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company had been developing an online dating service around the URL, www.jointlovers.com. Per the Joint Venture Agreement, the Company and TW own 60% and 40% respectively of equity of the joint venture company. Under the joint venture agreement, the Company and TW agreed as follows:

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

•

Revenue from the joint venture company will be shared proportionally with a portion of operating income to be used to repay principal and income due under the convertible notes referenced below (up to $165,000 in principal amount of notes).

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

During the year ended December 31, 2016, Tumbleweed contributed a total of $85,000 to the joint venture company.

Additionally, both parties agreed to issue the other a warrant to purchase 4.9% of their outstanding common stock. Pursuant to this agreement, TW agreed to issue a warrant to the Company to purchase 9,770,878 shares of its common stock at an exercise price of $0.02 per share, and the Company agreed to issue a warrant to TW to purchase 5,525,318 shares of the Company’s common stock at an exercise price of $0.08 per share, valued at $475,751. The warrants have a three-year term and a cashless exercise right (see Note 6 – Securities and Note 13 – Stock Warrants for details). As of the date of these financial statements, TW has not yet issued the warrants due to the Company. Therefore, the Company has not yet recorded their value on its balance sheet.

The Company’s ownership of the joint venture company is accounted for under the equity method of accounting, in accordance with ASC 323. Under the equity method of accounting, an Investee Company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee Company is reflected as a gain or loss on the Company’s investment. Additionally, under the equity method of accounting, the Company’s initial investment in the joint venture company was recorded at the historic cost basis of the contributed domain of $0. Accordingly, the Company expensed $475,751 related to the value of warrants the Company issued and is included as a component of loss on investments in the Company’s Statements of Operations.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the Investee Company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. During the year ended December 31, 2016, the joint venture company experienced a net loss attributable to the Company’s 60% ownership of $10,695 which is included on the company’s statements of operations.

As of December 31, 2016, Tumbleweed was in default under the terms of the joint venture agreement and owed the joint venture company the remaining $15,000 in development funding and the Company $50,000 for the final note purchase, both of which were due by April 29, 2016. Additionally, Tumbleweed owes the joint venture company $18,904, representing its 40% share of costs in excess of the first $100,000. The Company is currently in litigation with TW, seeking to compel TW to comply with its funding obligations under the Joint Venture Agreement.

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

Summary balance sheet information on the joint venture for at December 31, 2016 and 2015 is as follows:

	December 31,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Accounts Receivable – Related Party	$33,704	$-
Total Current Assets	33,704	-

Web Development Costs	128,936	-
Total Assets	$162,640	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable – related party	$34,204	$-
Total Current Liabilities	33,704	-

Stockholders’ Equity
Common stock	1	-
Additional paid-in capital	146,560	-
Accumulated deficit	(18,125)	-
Total Stockholders’ Equity	128,436	-
Total Liabilities and Stockholders’ Equity	$162,640	$-

Summary revenue information on the joint venture for the years ended December 31, 2016 and 2015 is as follows:

	For the Years Ended
	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating Expenses:
General administrative	14,525	-
Rent - related party	3,600	-
Total operating expenses	18,125	-

Loss from operations	(18,125)	-

Net Loss	$(18,125)	$-

Company Share of Net Loss	$(10,695)	$-

NOTE 5 – ADVANCES – RELATED PARTY

With the formation of the Company’s joint venture (see Note 4 – Investment in Joint Venture), Tumbleweed Holdings agreed to fund one hundred percent of the first $100,000 of web development costs related to the web site www.jointlovers.com. During the year ended December 31, 2016, the Joint Venture Company incurred costs totaling $128,936 related to the development of jointlovers.com as well as $18,125 in general and administrative costs. Per the Joint Venture Agreement, the Company is responsible for 60% of all costs after the initial $100,000, representing a total share of $28,056 in the joint venture’s costs. During this same period, the company paid costs totaling $62,260 on behalf of the Joint Venture Company satisfying the Company’s share of $28,056 while the excess $34,204 is due to the Company. Due to the uncertainty of collectability, the Company has recorded an allowance for bad debt equaling the amount due.

NOTE 6 – SECURITIES

In conjunction with the formation of the joint venture discussed in Note 4, Tumbleweed Holdings agreed to issue the Company a warrant to purchase up to 9,770,878 shares of Tumbleweed Holdings, Inc. at an exercise price of $0.02 with an expiration date three years from the date of issuance. At December 31, 2016, Tumbleweed had not yet issued these warrants to the Company. The Company will record the value of these warrants on its balance sheet once they are received.

NOTE 7 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350-50, during the years ended December 31, 2016 and 2015, the Company did not capitalize any costs incurred towards the development of various websites, including a website on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. The Company recorded website development expenses of $25,184 and $79,205 which is included in general and administrative expenses during the years ended December 31, 2016 and 2015, respectively.

The Company amortizes web development costs over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $72,366 and 62,583 during the years ended December 31, 2016 and 2015, respectively.

	As of December 31, 2016	As of December 31, 2015	Amortization Period
Web development costs	311,912	327,912	5 years
Less: recapture of costs	-	(16,000)
Less: accumulated depreciation	(134,949)	(62,583)
	$176,963	$249,329

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2016 and 2015:

	As of December 31, 2016	As of December 31, 2015	Estimated Useful Life
Furniture and equipment	12,438	12,438	3 years
Total	10,996	10,996
Less: accumulated depreciation	(9,763)	(5,617)
	$2,675	$6,821

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $4,146 and $4,145 during the years ended December 31, 2016 and 2015, respectively.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At December 31, 2016, the Company had a balance in related party accounts payable and accrued expenses of $704,997 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of significant shareholder	Consulting fees	$270,500
Howard Baer	Spouse of significant shareholder	Accrued Interest	56,555
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees	233,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent	141,476
			$704,997

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

On April 13, 2016, the Company agreed to amend the promissory note so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum. At December 31, 2016, the Company had accrued interest under this note of $56,555.

During the year ended December 31, 2016, Park advanced an aggregate of $594,050 to the Company for short-term capital needs. During this period the Company repaid $63,690 of its secured debt to Park. Park assigned $65,000 of debt owed to her by the Company to another investor who received a replacement note from the Company to evidence the debt. At December 31, 2016, the Company had a note payable to Park for these advances of $1,414,667 which is secured by the assets of the Company. Because this debt is payable on demand, the company has classified it as a current liability.

On May 11, 2016, Kae Park, a significant shareholder, assigned $65,000 of debt owed to her by the Company to an investor who is a significant shareholder. The investor received a one-year note from the Company to evidence the debt. Interest on the note is payable quarterly in an amount equal to a percentage of the Company’s joint venture company’s net revenues, up to fifty percent of the original face value. This interest will be payable only in the event that the joint venture company generates net revenues. See Note 4 – Investment in Joint Venture.

The following table summarizes the Company’s balance for these advances for the year ended December 31, 2016:

Amount due - December 31, 2015	$949,307
Advances received from Park	594,050
Debt assigned to investor	(65,000)
Repayments made to Park	(63,690)
Balance due – December 31, 2016	$1,414,667

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The note originally bore interest at the rate of 3.25% per annum and the first $100,000 of which was payable upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity). The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue (see Note 15 - Commitments and Contingencies).

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

Between December 1, 2016 and December 30, 2016, the company received proceeds of $62,550 from a related party and significant shareholder for which a note was issued bearing 8% interest annually. The notes, as extended, mature on August 1, 2017 and are unsecured. At December 31, 2016, the company had accrued interest of $125 related to the notes.

NOTE 11 – NOTES PAYABLE

Notes

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900. The note bears interest at the rate of six percent (6%) annually. In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898. The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans. As of December 31, 2016, these notes have not yet been repaid and principal and interest totaling $38,032 is in default.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each). The note bears interest at the rate of six percent (6%) annually and has a security interest over the domain www.jointlovers.com. As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918. The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans). As of December 31, 2016, these notes have not yet been repaid and principal and interest totaling $48,325 is in default.

Convertible Notes

On February 29, 2016, in conjunction with its joint venture agreement (see Note 4 – Investment in Joint Venture), the Company entered an agreement to issue three $50,000, one year convertible notes. These notes are convertible into shares of the Company’s stock at a price of $0.20 per share or a total of 250,000 shares each Interest on the note is payable quarterly in an amount equal to a percentage of the Company’s joint venture company’s net revenues, up to fifty percent of the original face value This interest will be payable only in the event that the joint venture company generates net revenues. Concurrent with this agreement, the Company issued the first of these convertible notes. On April 8, 2016, the Company issued the second of these convertible notes. As December 31, 2016, the proceeds from the third note investment of $50,000 had not been received.

Dilutive shares associated with convertible notes outstanding at December 31, 2016 is as follows:

	Principal	Shares
Note dated February 29, 2016, convertible at $0.20 per share	$50,000	250,000
Note dated April 8, 2016, convertible at $0.20 per share	50,000	250,000
Total Dilutive shares –December 31, 2016	$100,000	500,000

The following table summarizes the Company’s notes and convertible notes payable for the year ended December 31, 2016:

	Notes	Convertible Notes
Balance – December 31, 2015	$79,900	$-
Note proceeds received	-	100,000
Repayments on notes	-	-
Balance –December 31, 2016	$79,900	$100,000

NOTE 12 - EQUITY

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

During the year ended December 31, 2015, without admitting any responsibility, the Company agreed in principle to issue 400,000 shares of common stock valued at $62,000 as settlement of legal proceedings, the value of which is included in Subscription payable on the Company’s Balance Sheet at December 31, 2015, pending execution of a definitive agreement. The Settlement Agreement was executed in November, 2016 and the 400,000 shares were issued.

On March 30, 2016, the Company issued 75,000 shares of common stock as settlement of a contract obligation to a vendor valued at $7,500.

NOTE 13 – STOCK WARRANTS

On May 15, 2015, the Company entered into an agreement to grant to a lender a two year warrant to purchase 2,000,000 shares of the Company’s stock at $0.05 per share in conjunction with a sixty-day loan taken out by the Company’s then majority shareholder, Kae Yong Park, and her spouse, Howard Baer; a significant portion of these loan proceeds were advanced by Park/Baer to the Company to fund operations. The note to Park and Baer commenced on May 15th with an initial term of sixty days with an automatic thirty-day extension, if not paid in full by the maturity date. The Company had agreed that, if the note were automatically extended, it would grant an additional warrant to purchase 1,000,000 shares of the Company’s stock (on the same terms as the original warrant) as consideration for the extension. On July 15, 2015, the Company issued an additional 1,000,000 warrants in consideration for the thirty-day extension. On August 5, 2015, October 3, 2015 and December 5, 2015 the Company issued three additional warrants, respectively, to purchase 2,000,000 shares of common stock, in each case as consideration for additional sixty (60) day extensions on the debt agreement. These warrants have been expensed as interest.

The Company applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value at the commitment date for the above warrants were based upon the following management assumptions:

On July 1, 2015, the Company issued three year warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share in conjunction with debt agreements (see Note 11 – Notes Payable).

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

The Company has applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value at the commitment date for the above warrants were based upon the following management assumptions:

Commitment Date
Expected dividends	0%
Expected volatility	163% - 177%
Expected term:	2 - 3 years
Risk free interest rate	0.55% – 1.06%

A summary of the Company’s warrant activity for the year ended December 31, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2015	11,105,285	$0.08
Granted	6,650,318	0.08
Exercised/settled	-	-
Balance as December 31, 2016	17,755,603	$0.08

The Company’s outstanding warrants at December 31, 2016 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	17,755,603	1.2	$0.08	17,755,603	$0.08	1,208,468

The weighted average fair value per warrant issued during the year ended December 31, 2016 was $0.09.

NOTE 14 – EARNINGS (LOSS) PER SHARE

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

Since the Company reflected a net loss for the years ended December 31, 2016 and 2015, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents at December 31, 2016 and 2015, respectively:

	As of December 31, 2016	As of December 31, 2015
Warrants (exercise price $0.05 - $0.25/share)	17,755,603	11,105,285
Convertible debt (exercise price $0.20/share)	500,000	-
	18,255,603	11,105,285

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In May 2014, The Company entered into an asset purchase agreement that requires the Company to pay a monthly royalty equal to six percent of gross monthly revenues over $150,000. The royalty payment is payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000 (see Note 17 - Related Party Transactions).

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

On August 7, 2015, Lee Ori (“Plaintiff”) instituted a legal action in Missouri against us, Wealthcorp, LLC, Winterwalk Capital, LLC, Christopher S. Walkup (“Walkup”), Marshall P. Winters and Paradigm Healthcare Solutions, LLC. The complaint alleged that (i) Walkup represented to the Plaintiff that he had the right to subscribe to shares of our common stock at a per share price of $.25 and (ii) that Walkup was the Company’s agent and individually and in such alleged agency capacity offered to sell Plaintiff an aggregate of 1,075,000 shares of company common stock for a total purchase price of $425,000. The Complaint alleges that we are liable to the Plaintiff for the acts and omissions of Walkup, based on the allegation that he was our agent. The complaint seeks from us and Walkup (1) 1,075,000 shares of our common stock and (2) money damages in the amount of $425,000.

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

On August 15, 2016, the Company instituted a legal action in Arizona against, Tumbleweed Holdings Inc., (“TW”). The complaint alleged that (i) TW breached the joint venture agreement by failing to fund the remaining $15,000 due to the joint venture company by April 29, 2016, (ii) TW breached the joint venture agreement by failing to fund the last $50,000 convertible note due to the Company by April 29, 2016, and (iii) TW breached the joint venture agreement by failing to fund their respective 40% of development expense in excess of the initial $100,000. The Company seeks damages in the amount of $128,000 plus interest.

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

NOTE 16 – INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2016 and 2015, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $5,434,137 and $4,333,812, respectively. These losses are available for future years and expire through 2034. Pursuant to Internal Revenue Code Section 382, utilization of these losses may be severely or completely limited due to more than 50% ownership changes in 2014, 2011 and 2010.

The deferred tax asset at December 31, 2016 and 2015 is summarized as follows:

Income Tax Footnote	12/31/2016	12/31/2015
Cumulative NOL	$(5633,041)	$(4,333,812)

Deferred Tax assets:
(34% Federal, 7% Avg. Corp. Rate)
Net operating loss carry forwards	(8,473,442)	(7,668,510)
Stock/options issued for services	5,312,555	5,270,524
Stock/options issued for release	415,621	415,621
Depreciation and amortization	93,322	61,977
Impairment expense	144,913	144,913
Unrealized losses on investment	199,287	-
Valuation allowance	2,307,744	1,775,475
	$-	$-

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of approximately $2,307,744 and $1,775,000 at December 31, 2016 and 2015, respectively, due to the uncertainty of realizing the future tax benefits. The increase in valuation allowance of approximately $532,000 is primarily attributable to the Company’s net operating loss during the year ended December 31, 2016.

The components of the income tax provision for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Book income (loss) from operations	$(804,932)	$(3,268,362)
Stock/options issued for services	42,031	2,355,856
Stock/options issued for release	-	33,594
Depreciation and amortization	31,345	56,765
Unrealized losses on investment	199,287	-
Change in valuation allowance	532,269	822,147
	$-	$-

NOTE 17 – RELATED PARTY TRANSACTIONS

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

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo Inc. our former parent company and a significant shareholder. Currently, the Company is renting approximately 6,100 square feet of space on a month-to-month basis. The monthly rent for this facility is $11,500. During the year ended December 31, 2016 the company incurred expenses payable to Kuboo, Inc. of $138,000 for rent and allocated rent expenses of $3,600 to the Joint Venture Company.

During the year ended December 31, 2016, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer, advanced an aggregate of $594,050 to the Company for short-term capital needs. During this period, the Company also repaid $63,690 of its secured debt to Park. Additionally, on May 11, 2016, Park assigned $65,000 of debt owed to her by the Company to another investor for which the Company issued the investor a one-year replacement note for $65,000. At December 31, 2016, the Company had a note payable to Park for these advances of $1,414,667 which is secured by the assets of the Company.

During the year ended December 31, 2016, the Company incurred expenses of $180,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, a significant shareholder.

During the year ended December 31, 2016, the Company received funds related to its joint venture of $85,000 and spent cash on behalf of its joint venture totaling $147,261. During this period, the Company’s 60% share of the joint venture’s expenses were $127,356. The remaining $34,204 is due from the Joint Venture Company, and is included in advances – related party.

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing. At December 31, 2016, the Company has accrued interest owed under this agreement of $56,555.

NOTE 18 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Capital Activity

Since December 31, 2016, Kae Yong Park, a significant shareholder, and her spouse, Howard R. Baer, have made additional advances to the Company of $36,400, have received repayments of $7,550, and have credited $35,938 against the amount due them, in exchange for the use of Company personnel, leaving a balance due of $1,407,579 at April 17, 2017. These advances are secured by certain Company assets, including all of its internet domain names, websites and related assets, non-interest bearing and payable on demand.

Equity Transactions

On January 10, 2017, the Company issued 400,000 previously accrued shares of the Company’s commons stock as settlement of its lawsuit with Lee Ori (see Note 15 – Commitments and Contingencies).

On April 10, 2017, we sold 1,000,000 shares of common stock in a private transaction at a per share price of $.025, for gross proceeds of $25,000, to an “accredited investor” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T): CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Principal Executive Officer (EVP Operations) and Financial Controller have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Management has concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective. This was due in large part a lack of duty separation caused by our small corporate structure. As we grow, Management plans to implement more stringent disclosure controls and procedures.

Our Principal Executive Officer and Financial Controller do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our Principal Executive Officer and Financial Controller evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the control criteria established in a report entitled Internal Control — Integrated Framework—2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Principal Executive Officer and Financial Controller, concluded that, as of December 31, 2016, our internal control over financial reporting was not effective, based on having insufficient resources to establish an effective control environment during 2016.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, “Section 16 reporting persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year, except John Hollister, our former CEO, failed to file two Form 4s to report two common stock purchase warrants (each for 375,000 shares) granted in June and October, 2016.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our current and former CEOs and Presidents and to each of the three most highly compensated executive officers (collectively, the “Named Executive Officers”) during or with respect to the fiscal years ended December 31, 2016, 2015, and 2014.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Equity Compensation (1,3,4)	All other compensation	Total
John Hollister,	2016	-	-	$102,594	-	$102,594
Former Interim CEO(1)	2015	-	-	$51,048	-	$51,048
	2014	-	-	-	-	-
John Venners, EVP Operations(2)	2016	$180,000	-	-	-	180,000
Former President	2015	$73,973	-	-	-	73,973
	2014	-	-	-	-	-
William Lupo, Former CEO(3)	2016	-	-	-	-	-
	2015	-	-	$800,000	-	$800,000
	2014	-	-	-	-	-
John Bluher, Former CEO(4)	2016	-	-	-	-	-
Former President	2015	$207,000	-	$482,500	$36,000	$725,500
	2014	$162,500	$50,000	$1,651,500	$23,000	$1,887,000
John Gorman(5)	2016	-	-	-	-	-
Former President, Treasurer	2015	-	-	-	-	-
	2014	$15,000	-	-	-	$15,000

(1)

On October 21, 2015, John Hollister became our interim CEO. His agreement provides for a base salary of $400,000 annually and a $35,000 signing bonus subject to deferral until certain equity benchmarks are met as well as warrants to purchase an aggregate five million shares of the Company’s common stock at $0.09 per share. The warrants are issuable as follows: 500,000 warrants within 5 business days of signing and 4,500,000 warrants to be issued in twelve quarterly installments of 375,000, commencing December 31, 2015, for so long as Mr. Hollister was employed by the Company. The amounts previously reported as deferred Salary and Bonus were recaptured upon Mr. Hollister’s resignation, as the conditions for payment of the deferred salary had not been satisfied. Equity compensation represents warrants to purchase an aggregate shares of the Company’s common stock. Mr. Hollister resigned as Interim CEO effective November 13, 2016.

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

(3)

On July 15, 2015, the Company appointed William Lupo, Jr. as its CEO and issued 1,000,000 shares of its common stock valued at $800,000 pursuant to his employment letter. Upon Mr. Lupo’s resignation on September 15, 2015, a separation agreement was signed for which he agreed to waive all accrued salary and subsequently returned 500,000 of these shares to the Company.

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

Director Compensation

No compensation was paid to any director for serving as such, with respect to the fiscal years ended December 31, 2016 and 2015.

Through December 31, 2016, Directors who were compensated as employees received no additional compensation for service on our Board of Directors. The Board of Directors plans to establish a compensation plan for nonemployee directors, in connection with our appointment of such director(s).

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

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2016 and 2015. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this item.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table provides information concerning beneficial ownership of our common stock as of April 17, 2017, for (i) each person named in the “Summary Compensation Table” as a current Named Executive Officer, (ii) each current director individually, (iii) all directors and executive officers as a group, and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for our executive officers and directors is in care of Northsight Capital, Inc., 7740 East Evans Rd., Scottsdale, AZ 85260.

Beneficial Owners

Name of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class

Kae Park PO Box 14110 Scottsdale, AZ 85260	23,590,932	20.65%

John Venners(3)	4,000,000	3.50%

Thomas Dean	-	-

Kuboo, Inc.	8,166,666	7.15%
7740 East Evans Rd. Scottsdale, AZ 85260
Sandor Capital Master Fund(4)	37,380,305	32.72%
2828 Routh St., Suite 500 Dallas TX 75201

Christopher Walkup(5)	9,500,941	8.32%
PO Box 12882 Scottsdale, AZ 85267

All Directors and executive officers as a group (2 persons) (6)	12,166,666	11.42%

* Less than one percent (1%).

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)

There were 113,236,581 shares of our common stock outstanding on April 17, 2016

(3)

John Venners is a director and the CEO of Kuboo, Inc.

(4)

John Lemak is the General Partner of Sandor Capital Master Fund, in which capacity, he manages the fund’s assets and day to day business activities. The shares beneficially owned above include warrants to purchase an additional aggregate 10,130,285 shares of common stock held by Sandor Capital Master Fund.

(5)

Includes shares owned of record by Wealthcorp, LLC, Winterwalk, LLC and Christopher Walkup, who is a managing member of each of Wealthcorp, LLC and Winterwalk, LLC.

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

Changes in Control

None, not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

By way of background, Kuboo, Inc., our former majority shareholder, acquired 10,000,000 shares of our common stock on May 31, 2011 for $250,000 in cash, and in connection therewith, acquired control of our company. During the year ended December 31, 2013, Kuboo, Inc. paid $35,248 on our behalf in payment of our operating expenses, consisting primarily of professional and other fees related to being a public company. These payments were treated as a contribution to our capital. Kuboo, Inc. did not pay any of our expenses during the year ended December 31, 2014. John Venners, A member of our board, and his spouse, Angela McGlowan, are each a member of the Board of Directors of Kuboo, Inc. Mr. Venners is also President and CEO of Kuboo, Inc. As of February 28, 2017, Kuboo owns 8,166,666 shares of our outstanding common stock (or about 7.24%). Accordingly, Kuboo, Inc. may be deemed an affiliate/related party of our Company.

In April 2014, we entered into an agreement with certain of our shareholders (“Principal Shareholders”), and Kuboo, Inc. By way of background, in May 2011, we, Kuboo and the Principal shareholders entered into a Stock Purchase Agreement (“SPA”) and we and the Principal Shareholders entered into a Principal Shareholders Agreement (“PSA”). Under the April 2014 agreement, (i) the Principal Shareholders released us and Kuboo from any obligation to pay them an additional $50,000 under the PSA or SPA (or otherwise), (ii) we released Kuboo from any obligation under the SPA to pay us the additional $50,000 specified in the SPA, (iii) the Principal Shareholders agreed to surrender 1,675,604 shares of our common stock to us for cancellation (iv) the Principal Shareholders released us from any obligation to register their Company common stock shares pursuant to section 10.2 of the SPA or otherwise, and (v) we agreed to include on a piggyback basis an aggregate of 300,000 shares of common stock on each of the next two Securities Act registration statements we file (an aggregate of 600,000 shares of common stock).

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

On July 25, 2014, we amended and restated the Note owing to Kae Yong Park (our then majority shareholder) to provide that we would make the first $100,000 installment payment due under the Note on July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the Note. The Note, as amended and restated, otherwise remains in full force and effect.

In addition, the Seller was required to provide such consulting services as the Company may require during the twelve-month period following the closing of the acquisition. In consideration for these services, the Company was required to pay the Seller $9,500 per month, for a period of twelve months, commencing on the closing date and, on the first of each month thereafter.

In September 2014, in connection with our raising an additional $917,500 in capital, including $105,000 in connection with warrant exercises at $.20 per share, as a further inducement to the purchasers, Kae Yong Park transferred an aggregate of 3,775,000 shares of our common stock to persons in connection with their purchase from us of a like number of shares. That is, for each share an investor purchased from us, Ms. Park transferred one share of common stock to such purchaser. As consideration for her transferring such shares of our common stock to these purchasers, we paid Ms. Park an aggregate of $75,500 (or $.02 per share).

During the year ended December 31, 2014, we paid an aggregate of $178,378 to Howard R. Baer, the spouse of our then controlling shareholder, Kae Yong Park, in consideration for the purchase of cannabis related internet domain names and related services rendered. The amounts paid to Howard R Baer for the purchase of cannabis related Internet domain names was based upon Mr. Baer’s cost plus a fee for Mr. Baer’s services equal on average to approximately 15% of his cost.

During the year ended December 31, 2014, we paid a total of $270,000 to Kuboo, Inc., a significant shareholder (the President of which is a director and EVP of our Company, and a former director of which was our CEO) as payment for rent as well as its portion of salaries/consulting fees related to our use of certain Kuboo employees and consultants, one of whom is John Venners, a director and EVP, and one of whom is Howard Baer, the spouse of one of our significant shareholders. Payments made to Kuboo, Inc. during this period included reimbursements to Kuboo, Inc. of (i) $62,000 for consulting services rendered by Howard Baer, the spouse of the one of our significant shareholders and (ii) $49,000 for consulting services rendered by John Venners, one of the our directors. During this same time period, we recognized rent expense of $34,000 and salary and consulting expenses of $151,950. At December 31, 2014, the Company had a payable to Kuboo, Inc. of $37,176 for rent, consulting fees and contract labor.

The Company’s then controlling shareholder, Kae Yong Park, advised the Company that on September 3, 2014, she gifted an aggregate 2,100,000 shares to two related parties of the Company as follows: 2,000,000 shares to John Venners, one of the Company’s directors and the President and CEO of Kuboo, Inc (a significant shareholder) and 100,000 shares to John Gorman, an employee and former President and director of the Company. The Company deemed this transfer to be in consideration for services and accordingly recorded a non-cash expense of $4,599,000 ($2.19 per share) for the fair value of the shares transferred. This amount is included in consulting expense – related party on the condensed statement of operations.

On December 2, 2014, we entered into a business advisory services agreement (“Agreement”) with Howard R. Baer, the spouse of Kae Yong Park, our then controlling shareholder. This Agreement supersedes the consulting agreement between us and HR Baer Consulting, LLC (controlled by Howard R. Baer), dated May 30, 2014, under which no compensation was paid to Mr. Baer and which was terminated effective September 1, 2014. Under the Agreement, Mr. Baer is required to render such business advisory services to us as we may request, including with respect to budgeting, website development and sales and marketing with respect to our various web portals, including WeedDepot.com. The Agreement provides that Mr. Baer will be paid $15,000 per month for these services and requires Mr. Baer to devote at least 100 hours per month to rendering business advisory services to us. The Agreement may be terminated by either party for any reason upon written notice to the other party. During both years ended December 31, 2016 and 2015, the Company incurred expenses of $180,000, related to this contract and had an outstanding balance related to this contract of $ 270,500 at December 31, 2016.

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo Inc. our former parent company and a significant shareholder. Currently, the Company is renting approximately 6,100 square feet of space on a month-to-month basis. The monthly rent for this facility is $11,500. During the year ended December 31, 2016 the company incurred expenses payable to Kuboo, Inc. of $138,000 for rent and allocated rent expenses of $3,600 to the Joint Venture Company.

During the year ended December 31, 2016, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer, advanced an aggregate of $594,050 to the Company for short-term capital needs. During this period, the Company also repaid $63,690 of its secured debt to Park. On May 11, 2016, Park assigned $65,000 of debt owed to her by the Company to another investor, in connection with which the Company issued the investor a one-year replacement note for $65,000. At December 31, 2016, the Company had a note payable to Park for these advances of $1,414,667 which is secured by the assets of the Company.

During the year ended December 31, 2016, the Company incurred expenses of $180,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, a significant shareholder.

During the year ended December 31, 2016, the Company received funds related to its joint venture of $85,000 and spent cash on behalf of its joint venture totaling $147,261. During this period, the Company’s 60% share of the joint venture’s expenses were $127,356. The remaining $32,204 is due from the Joint Venture Company, and is included in advances – related party.

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing. At December 31, 2016, the Company has accrued interest owed under this agreement of $56,555.

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors has determined that none of our directors are “independent” within the meaning of the applicable listing standards of the NASDAQ Stock Market, except for Mr. Dean. The Company does not at this time have separate Audit, Compensation, or Nominating and Governance Committees. Instead, the full board of directors has the responsibility of selecting and working with our independent auditors, setting executive compensation, and selecting individuals to be nominated for election to the board of directors. We anticipate enlarging our Board of Directors and filling one or more of the resulting vacancies with directors who are “independent” within the meaning of applicable listing standards of the NASDAQ Stock Market.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 9 for information on our current and prior auditors. The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2016 and 2015:

Fee Category	2016	2015
Audit Fees	$40,250	$47,500
Audit related Fees	-	-
Tax Fees	-	-
All other Fees	-	-
Total Fees	$40,250	$47,500

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

NORTHSIGHT CAPITAL, INC.

Date:	04/17/2017	By:	/s/ John P. Venners
John P. Venners, EVP Operations, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHSIGHT CAPITAL, INC.

Date:	04/17/2017	By:	/s/ John P. Venners
John P. Venners, EVP Operations, Director