Form 10-Q
period 2017-03-31
NORTHSIGHT CAPITAL, INC.
filed 2017-05-15
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 15, 2017
Common Capital Voting Stock, $0.001 par value per share	114,236,581 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

March 31, 2017

C O N T E N T S

Balance Sheets (unaudited)	3
Statements of Operations (unaudited)	4
Statements of Cash Flows (unaudited)	5
Notes to Unaudited Financial Statements	6

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	March 31,
	2017	December 31,
	(unaudited)	2016

ASSETS
Current Assets
Cash	$199	$14.405
Total Current Assets	199	14.405

Property and equipment, net $10,800 and $9,763 depreciation	1,638	2,675
Web Development Costs, net $153,040 and $134,949 amortization	158,872	176,963
Investment in joint venture	17,361	17,361
Total Assets	$178,070	$211,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$368,610	$340,805
Accounts payable and accrued expenses – related party	783,403	704,997
Notes payable – related party	1,604,428	1,542,217
Notes payable	79,900	79,900
Convertible notes payable	100,000	100,000
Total Current Liabilities	2,936,341	2,767,919

Noncurrent Liabilities
Notes payable – related party	400,000	400,000
Total Liabilities	3,336,341	3,167,919

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 113,236,581 and 112,836,581 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	113,237	112,837
Subscription payable	-	62,000
Additional paid-in capital	17,613,658	17,552,058
Accumulated deficit	(20,885,166)	(20,683,410)
Total Stockholders’ Deficit	(3,158,271)	(2,965,515)
Total Liabilities and Stockholders’ Deficit	$178,070	$211,404

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016 (revised)

Revenues	$3,165	$4,109

Operating Expenses:
General administrative	56,165	152,825
Consulting expense - related party	45,000	45,000
Executive compensation	-	178,236
Professional fees	51,933	58,079
Rent - related party	34,500	34,500
Travel	-	2,327
Total operating expenses	187,598	470,967

Loss From Operations	(184,433)	(466,858)
Other Income (Expense)
Loss on investments	-	(475,751)
Interest expense	(17,323)	(2,169)
Total other income (expense)	(17,323)	(477,920)

Net Loss	$(201,756)	$(944,778)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	113,188,229	112,761,581
Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016 (revised)
Cash Flows From Operating Activities
Net loss	$(201,756)	$(944,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,037	1,037
Amortization of web development costs	18,091	18,091
Warrants issued for executive compensation	-	33,236
Loss on investments	-	475,751
Changes in operating assets and liabilities:
Accounts receivable	-	230
Advances to employees	-	(1,930)
Accounts payable and accrued expenses	27,805	147,499
Accounts payable - related party	78,406	137,468
Net Cash Used In Operating Activities	(76,417)	(133,396)

Cash Flows From by Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible notes payable	-	50,000
Proceeds from notes payable – related party	105,699	125,000
Payments on notes payable – related party	(43,488)	(63,000)
Net Cash Provided by Financing Activities	62,211	112,000

Net Decrease In Cash	(14,206)	(21,396)
Cash, Beginning of Period	14,405	22,951
Cash, End of Period	$199	$1,555

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Common stock issued as settlement of obligations	$62,000	$-
Warrants issued in conjunction with joint venture	$-	$475,751
Warrants received in conjunction with joint venture	$-	$175,044

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three month period ended March 31, 2017, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company had a net loss of $201,756 for the three months ended March 31, 2017, has accumulated losses of $20,885,166 and has had consistent negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2017 the Company received a net $62,211 in loans from related party shareholders to fund operations. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue its efforts to generate revenues and income from operations.

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

•

TW contributed $30,000 and agreed to contribute an additional $70,000 towards the development of the online web portal, in exchange for 40% of the joint venture company. With any additional funds required for development to be contributed 60% by the Company and 40% by TW (see Note 17 – Subsequent Events).

•

Revenue from the joint venture company will be shared proportionally with a portion of operating income to be used to repay principal and income due under the convertible notes referenced below (up to $165,000 in principal amount of notes).

•

TW agreed to purchase an aggregate of $150,000 in principal amount of convertible notes, convertible into shares of the Company’s common stock at a conversion price of $.20 per share. In addition to repayment of principal, if the joint venture company has revenues, the notes are entitled to receive a portion of the joint venture company’s operating income until they have received an amount equal to 50% of the face value of the notes (see Note 17 – Subsequent Events).

During the year ended December 31, 2016, Tumbleweed contributed a total of $85,000 to the joint venture company. Tumbleweed has not contributed the remaining $15,000 as of the date of these financial statements.

Additionally, both parties agreed to issue the other a warrant to purchase 4.9% of their outstanding common stock. Pursuant to this agreement, TW agreed to issue a warrant to the Company to purchase 9,770,878 shares of its common stock at an exercise price of $0.02 per share, and the Company agreed to issue a warrant to TW to purchase 5,525,318 shares of the Company’s common stock at an exercise price of $0.08 per share, valued at $475,751. The warrants have a three-year term and a cashless exercise right (see Note 5 – Securities and Note 12 – Stock Warrants for details). As of the date of these financial statements, TW has not yet issued the warrants due to the Company. Therefore, the Company has not yet recorded their value on its balance sheet.

The Company’s ownership of the joint venture company is accounted for under the equity method of accounting, in accordance with ASC 323. Under the equity method of accounting, an Investee Company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee Company is reflected as a gain or loss on the Company’s investment. Additionally, under the equity method of accounting, the Company’s initial investment in the joint venture company was recorded at the historic cost basis of the contributed domain of $0. Accordingly, the Company expensed $475,751 related to the value of warrants the Company issued and is included as a component of loss on investments in the Company’s Statements of Operations for the three months ended March 31, 2016.

When the Company’s carrying value in an equity method Investee Company is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the Investee Company or has committed additional funding. When the Investee Company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. During the three months ended March 31, 2017, the joint venture did not have a net income or loss. During the three months ended March 31, 2016, the joint venture company experienced a net loss attributable to the Company’s 60% ownership of $1,326 which was not recorded as an adjustment to the Company’s investment account due to the Company having a zero book value in the investment.

As of March 31, 2017, Tumbleweed was in default under the terms of the joint venture agreement and owed the joint venture company the remaining $15,000 in development funding and the Company $50,000 for the final note purchase, both of which were due by April 29, 2016. Additionally, Tumbleweed owes the joint venture company $18,904, representing its 40% share of costs in excess of the first $100,000.

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

Summary revenue information on the joint venture for the three months ended March 31, 2017 and 2016 is as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating Expenses:
General administrative	-	2,210
Total operating expenses	-	2,210

Loss from operations	-	(2,210)

Net Loss	$-	$(2,210)

Company Share of Net Loss	$-	$(1,326)

NOTE 5 – SECURITIES

In conjunction with the formation of the joint venture discussed in Note 4, Tumbleweed Holdings agreed to issue the Company a warrant to purchase up to 9,770,878 shares of Tumbleweed Holdings, Inc. at an exercise price of $0.02 with an expiration date three years from the date of issuance. At March 31, 2017, Tumbleweed had not yet issued these warrants to the Company. The Company will record the value of these warrants on its balance sheet once they are received.

NOTE 6 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350-50, during the three months ended March 31, 2017 and the year ended December 31, 2016, the Company did not capitalize any expenses towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. During the three months ended March 31, 2017 and 2016 the Company recorded website development expenses of $2,218 and $6,975, respectively, which is included in general and administrative expenses on the Company’s consolidated statements of operations.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the three months ended March 31, 2017 and 2016 the Company recorded amortization expense of $18,091 related to websites previously launched.

	As of March 31, 2017	As of December 31, 2016	Amortization Period
Web development costs	$311,912	$311,912	5 years
Capitalized costs	-	-
Less: accumulated depreciation	(153,040)	(134,949)
	$158,872	$176,963

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	As of March 31, 2017	As of December 31, 2016	Estimated Useful Life
Furniture and equipment	$12,438	$12,438	3 years
Total	12,437	12,437
Less: Accumulated depreciation	(10,799)	(9,763)
	$1,638	$2,675

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $1,037 and $1,037 during the three months ended March 31, 2017 and 2016, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At March 31, 2017, the Company had a balance in related party accounts payable and accrued expenses of $783,403 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of majority shareholder	Consulting fees	315,500
Howard Baer	Spouse of majority shareholder	Accrued interest	70,461
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees/salaries	233,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent	160,976
			$783,403

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

During the three months ended March 31, 2017, Park advanced an aggregate of $36,400 on an unsecured basis to the Company for short-term capital needs. During this period, the Company also repaid $7,550 of its secured debt to Park and recaptured $35,938 worth of payroll expenses for Park’s use of Company personnel. Amounts recaptured for use of Company personnel have been treated as repayments on the Company’s Statements of Cash Flows. At March 31, 2017, the Company had a note payable to Park for these advances of $1,407,579 which is secured by the assets of the Company. Due to the on demand nature of this amount, the company has classified it as a current liability.

The following table summarizes the Company’s balance for these advances for the three months ended March 31, 2017:

Amount due - December 31, 2016	$1,414,667
Advances received from Park	36,400
Repayments made to Park	(7,550)
Recapture of Company expenses	(35,938)
Balance due–March 31, 2017	$1,407,579

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

Between December 1, 2016 and March 16, 2017, the Company received proceeds of $131,849 from a related party and significant shareholder for which notes were issued bearing 8% interest annually. The notes, as extended, mature on August 1, 2017 and are unsecured. At March 31, 2017, the Company had accrued interest of $2,359 related to the notes.

NOTE 10 – NOTES PAYABLE

Notes

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900. The note bears interest at the rate of six percent (6%) annually. In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898. The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans. As of March 31, 2017, these notes have not yet been repaid and principal and interest totaling $38,549 is in default.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each). The note bears interest at the rate of six percent (6%) annually. As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918. The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans). As of March 31, 2017, these notes have not yet been repaid and principal and interest totaling $48,991 is in default.

Convertible Notes

On February 29, 2016, in conjunction with its joint venture agreement (see Note 4 – Investment in Joint Venture), the Company entered an agreement to issue three $50,000, one year convertible notes. These notes are convertible into shares of the Company’s stock at a price of $0.20 per share or a total of 250,000 shares each Interest on the note is payable quarterly in an amount equal to a percentage of the Company’s joint venture company’s net revenues, up to fifty percent of the original face value This interest will be payable only in the event that the joint venture company generates net revenues. Concurrent with this agreement, the Company issued the first of these convertible notes. On April 8, 2016, the Company issued the second of these convertible notes. As of March 31, 2017, the proceeds from the third note investment of $50,000 had not been received.

Dilutive shares associated with convertible notes outstanding at March 31, 2017 is as follows:

	Principal	Shares
Note dated February 29, 2016, convertible at $0.20 per share	$50,000	250,000
Note dated April 8, 2016, convertible at $0.20 per share	50,000	250,000
Total Dilutive shares –March 31, 2017	$100,000	500,000

The following table summarizes the Company’s notes and convertible notes payable for the three months ended March 31, 2017:

	Notes	Convertible Notes
Balance – December 31, 2016	$79,900	$100,000
Note proceeds received	-	-
Repayments on notes	-	-
Balance –March 31, 2017	$79,900	$100,000

NOTE 11 – EQUITY

On January 10, 2017, the Company issued 400,000 shares of the Company’s common stock previously recorded as a subscription payable valued at $62,000 as settlement of its previously settled lawsuit with Lee Ori.

NOTE 12 – STOCK WARRANTS

The Company has applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the Company’s warrant activity for the three months ended March 31, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2016	17,755,603	$0.08
Granted	-	-
Exercised/settled	-	-
Balance as March 31, 2017	17,755,603	$0.08

The Company’s outstanding warrants at March 31, 2017 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	17,755,603	0.95	$0.08	17,755,603	$0.08	497,880

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

Since the Company reflected a net loss for the three months ended March 31, 2017 and 2016, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of March 31, 2017:

As of March 31, 2017
Warrants (exercise price $0.05 - $0.25/share)	17,755,603
Convertible debt (exercise price $0.20/share)	500,000
18,255,603

NOTE 14 – RELATED PARTY TRANSACTIONS

We are headquartered in Scottsdale, Arizona where we rent space from Kuboo Inc. our former parent company and a significant shareholder. Currently, the Company is renting approximately 6,100 square feet of space on a month-to-month basis. The monthly rent for this facility is $11,500. During the three months ended March 31, 2017 the company incurred expense payable to Kuboo, Inc. of $34,500 for rent.

Between January 13, 2017 and March 16, 2017, the Company received proceeds of $69,299 from a related party and significant shareholder for which notes were issued bearing 8% interest annually. The notes, as extended, mature on August 1, 2017 and are unsecured. At March 31, 2017, the Company had accrued interest of $2,359 related to the notes.

During the three months ended March 31, 2017, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (collectively, “Park”), advanced an aggregate of $36,400 on an unsecured basis to the Company for short-term capital needs. During this period, the Company also repaid $7,550 of its secured debt to Park and recaptured $35,938 worth of payroll expenses for Park’s use of Company personnel. At March 31, 2017, the Company had a note payable to Park for these advances of $1,407,579 which is secured by the assets of the Company.

During the three months ended March 31, 2017, the Company incurred expenses of $45,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, our significant shareholder.

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing. During the three months ended March 31, 2017, the company incurred interest expense of $13,907 related to this note. At March 31, 2017, the Company has accrued interest owed under this agreement of $70,461.

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

NOTE 16 – REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company identified an error relating to the recognition of warrants not yet received during the year ended December 31, 2016. The effect of error is to increase the net loss for the period ended March 31, 2016.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Measurements in Current Year Financial Statements, the Company determined that the impact of the adjustments relating to the correction of this accounting error are not material to previously issued unaudited financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the revised prior unaudited financial statements have been revised as follows:

	March 31, 2016
	As Previously		As
Balance Sheet	Reported	Adjustments	Revised

Available for sale securities	$165,284	$(165,284)	$-

Accumulated other comprehensive loss	(9,760)	9,760	-

Total stockholders' deficit	(1,847,786)	(165,284)	(2,013,070)

	For the Three Months Ended March 31, 2016
	As Previously		As
Statement of Operations	Reported	Adjustments	Revised

Loss on investments	$(300,707)	$(175,044)	$(475,751)

Net loss	(769,734)	(175,044)	(944,778)

Loss on marketable securities	(9,760)	9,760	-

Total comprehensive loss	(779,494)	(165,284)	(944,778)

Net loss-basic and diluted	(0.01)	-	(0.01)

	For the Three Months ended March 31, 2016
	As Previously		As
Statement of Cash Flows	Reported	Adjustments	Revised

Net loss	$(769,734)	$(175,044)	$(944,778)

Loss on investments	300,707	175,044	475,751

NOTE 17 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Loan Advances

Since March 31, 2017, Kae Yong Park, a significant shareholder, and her spouse, Howard R. Baer, made additional unsecured advances to the Company of $10,250, leaving a balance due of $1,417,829 at May 15, 2017. These advances are secured by all of the Company’s assets, including all of its internet domain names, websites and related assets, and are payable on demand. Of the aggregate $1,417,829 owed at May 15, 2017, $853,829 is non-interest bearing.

On May 1, 2017, a related party and significant shareholder advanced the Company $40,000 to fund business operations.

On May 15, 2017, a related party and significant shareholder advanced the Company $50,000 to fund business operations. This advance is evidenced by a three month, interest bearing (8% per-annum), secured promissory note. The repayment of this promissory note is secured by the following Internet domain names and related websites: www.weeddepot.com and www.420careers.com. The existing lienholders, Kae Yong Park and Howard R. Baer, have subordinated their liens in these assets.

Equity Transactions

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

In May, 2017, we determined not to proceed with our previously announced planned acquisition of Stargreen Enterprises, LLC, a Los Angeles, California, company (“Stargreen”).

Stargreen informed us that it has not raised the minimum $2.5 million called for by the LOI. In addition, Stargreen suggested substantial changes to the proposed transaction terms, which our management believed were not in the best interests of our shareholders. Based on the foregoing, we determined to terminate the planned acquisition transaction with Stargreen.

In May, 2017, we signed a non-binding memorandum of terms to acquire Crush Mobile Apps, LLC (www.CrushMobileApps.com), in an all-stock transaction. Crush Mobile, with approximately one million members, has developed a group of dating sites with a presence in the Latino, Israeli and African American communities. Crush will also be incorporating Northsight’s “Joint Lovers” dating app, which concentrates on the Cannabis space, into its dating applications suite.

Upon the closing, the Crush Mobile management team will take over our day to day operations, with the Crush Mobile current CEO, Sonya Kreizman, taking over as our interim CEO.

Consummation of the acquisition transaction is subject to a variety of conditions, including our raising $500,000 prior to closing, due diligence investigation by both parties, obtaining all necessary corporate approvals, and the negotiation and execution of definitive agreements. Accordingly, there can be no assurance that this transaction will be consummated.

Subject to the foregoing conditions, the closing is expected to occur around June 15, 2017.

Recent Funding History

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

Between January 3, and April 17, 2017 Kae Yong Park, a significant shareholder, and her spouse, Howard R, Baer (collectively, Park), made $46,650 of cash advances to us to fund our basic operations, $7,550 of which has been repaid and $35,938 of which has been recaptured for Park’s use of Company personnel, leaving a balance due of $1,417,829, as of May 15, 2017. The Company has used these limited funds to fund its basic operations on a severely scaled back basis.

Neither Ms. Park nor Mr. Baer are not under any obligation to provide any further funding to the Company. Ms. Park and her spouse are no longer able to provide ongoing advances to fund the company’s operations. The funding received during 2016 and 2017 is insufficient to fund the Company’s basic business operations. The Company has an immediate and urgent need for additional capital. Since early 2015, the Company has experienced great difficulty in raising capital from third parties. See “Liquidity and Capital Resources.”

Between January 13, and May 1, 2017, the Company received proceeds of $109,299 from a related party and significant shareholder for which notes were issued bearing 8% interest annually. The notes, as extended, mature on August 1, 2017 and are unsecured. The Company had total notes payable to the related party of $171,849 at May 15, 2017.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The Company incurred net losses of approximately $202,000 for the three months ended March 31, 2017 as compared to a net loss of $945,000 for the three months ended March 31, 2016. The approximate $743,000 decrease n net loss is due primarily to the following: (all numbers approximate) a decrease in general and administrative expense of $97,000, due to mainly to decreases in consulting and contract labor expenses, a $178,000 decrease in executive compensation, due to a decrease in salaries and stock based compensation, a $6,00 decrease in professional fees, and a $476,000 decrease in non-cash losses on investments, partially offset by an increase in interest expense of $15,000. If we are able to raise substantial additional capital, we expect to ramp up our operations which will cause our operating expenses to increase substantially.

Liquidity and Capital Resources

As of March 31, and May 15, 2017, we had virtually no cash on hand. Between January 13, and May 1, 2017, the Company received gross proceeds from debt agreements of $109,299. Additionally, in order to fund our basic operations, between January 3 and April 17, 2017, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (together, “Park”), have collectively made cash advances of $46,650 to fund our basic operations, $7,550 of which has been repaid. In addition, $35,938 of the amount owed Park has been recaptured for Park’s use of Company personnel, leaving a balance due of $1,417,829, as of May 15, 2017.

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

Cash used in operating activities during the three months ended March 31, 2017 (all numbers approximate) was $76,000, a decrease of approximately $57,000 from the $133,000 used during the comparable prior period. The $57,000 decrease in cash used by operations was due primarily to a $743,000 decrease in net loss, partially offset by a $33,000 decrease in warrants issued for executive compensation (non-cash), a $476,000 decrease in loss on securities (non-cash), a $179,000 decrease in the change (increase) in accounts payable and accrued expenses and a $59,000 decrease in related party payables.

Cash provided by financing activities for the three months ended March 31, 2017 was approximately $62,000 as compared to approximately $112,000 in the prior comparable period. The (all numbers are approximate) $50,000 decrease is due primarily to a decrease of $70,000 in proceeds from the issuance of debt (including convertible notes), partially offset by a $20,000 decrease in repayments on notes. The Company is experiencing ever increasing difficulty raising capital from third parties. Cash provided by financing activities is insufficient to fund the Company’s basic operating activities.

If we are able to obtain additional funding and ramp up our operations, our operations will use increasing amounts of cash in coming quarters, unless and until we are able to generate revenue from our operating activities.

Based on our current business plan, we anticipate that our operating and website development activities will use approximately $100,000 in cash per month over the next twelve months, or $1.2 million. Currently we have virtually no cash on hand, and consequently, we are unable to implement our current business plan. We believe that our operations will not begin to generate positive cash flows until at least the fourth quarter of 2017 (assuming we secure sufficient funding in the near term to implement our business plan, which we currently do not have). Accordingly, we have an immediate and extremely urgent need for capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have no revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. Although we are attempting to raise additional funds through equity and/or debt financing, we are having great difficulty in securing any significant funding from unrelated third parties. If we are able to secure sufficient funding in the near term to implement our business plan, we expect that our operations could begin to generate significant revenues during the fourth quarter 2017, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

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

In addition, as described above, we are currently indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,417,829, which is secured by the Company’s assets. As of April 13, 2016 (with an effective date of January 1, 2016), $564,000 of the principal due under the note evidencing this indebtedness is interest bearing at the rate of 10% annually with any remainder being non-interest bearing. All amounts due under this note are payable on demand. If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 10, 2017, the Company issued 400,000 previously accrued shares of the Company’s commons stock as settlement of its lawsuit with Lee Ori.

On April 10, 2017, we sold 1,000,000 shares of common stock in a private transaction at a per share price of $.025, for gross proceeds of $25,000, to an “accredited investor” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

As of May 15, 2016, the Company is in default under the following promissory notes:

Notes in the aggregate principal amount of $34,900 were due July 8, 2015. The aggregate amount in default as of the date of this report was approximately $38,800, consisting of $34,900 in unpaid principal and approximately $3,900 in unpaid interest.

Notes in the aggregate principal amount of $45,000 were due on or around December 10, 2015. The aggregate amount in default as of the date of this report was approximately $49,800, consisting of $45,000 in unpaid principal and approximately $4,800 in unpaid interest.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 15, 2017, John Lemak, a related party and significant shareholder, advanced the Company $50,000 to fund business operations. This advance is evidenced by a three month, interest bearing (8% per-annum), secured promissory note. The repayment of this promissory note is secured by the following Internet domain names and related websites: www.weeddepot.com and www.420careers.com. The existing lienholders, Kae Yong Park and Howard R. Baer, have subordinated their liens in these assets.

Item 6. Exhibits

(a)

Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (2)
10.2	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014 (3)
10.3	Agreement with Howard R. Baer dated December 2, 2014 (5)
10.4	Agreement with Kae Yong Park and Howard R. Baer regarding Funding (4)
10.5	Amended and Restated Promissory Note Issued to Kae Yong Park and Howard R. Baer Dated September 30, 2015 (6)
10.6	Agreement with Sandor Capital Master Fund (4)
10.7	Lease Agreement with Kuboo, Inc. dated May 19, 2015 (4)
10.8	Security Agreement with Kae Yong Park and Howard R. Baer Dated September 30, 2015 (6)
10.9	Joint Venture Agreement with Tumbleweed Holdings, Inc., dated February 29, 2016 (7)
10.10	Form of Convertible Note issued to Tumbleweed Holdings, Inc., dated February 29, 2016 (7)
10.11	Form of Note issued to Sandor Capital Master Fund dated May 11, 2016 (8)
10.12	Form of Note issued to John Lemak dated May 15, 2017 *
31.1	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	May 15, 2017	By:	/s/John Venners
John Venners, EVP Operations and Director