Form 10-Q
period 2017-06-30
NORTHSIGHT CAPITAL, INC.
filed 2017-08-21
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53661

NORTHSIGHT CAPITAL, INC.
(Exact name of issuer as specified in its charter)

Nevada	26-2727362
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7580 E Gray Rd., Ste 103
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 18, 2017
Common Capital Voting Stock, $0.001 par value per share	117,718,241 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

June 30, 2017

C O N T E N T S

Balance Sheets (unaudited)	3
Statements of Operations (unaudited)	4
Statements of Cash Flows (unaudited)	5
Notes to Unaudited Financial Statements	6

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	June 30,
	2017	December 31,
	(unaudited)	2016

ASSETS
Current Assets
Cash	$2,505	$14,405
Total Current Assets	2,505	14,405

Property and equipment, net $11,626 and $9,763 depreciation	812	2,675
Web Development Costs, net $171,132 and $134,949 amortization	140,780	176,963
Investment in joint venture	17,361	17,361
Total Assets	$161,458	$211,404

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$223,128	$224,272
Accounts payable and accrued expenses – related party	854,256	704,997
Notes payable – related party	1,732,765	1,542,217
Notes payable	79,900	196,433
Convertible notes payable	100,000	100,000
Total Current Liabilities	2,990,049	2,767,919

Noncurrent Liabilities
Notes payable – related party	400,000	400,000
Total Liabilities	3,390,049	3,167,919

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 115,868,241 and 112,836,581 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	115,868	112,837
Subscription payable	-	62,000
Additional paid-in capital	17,718,075	17,552,058
Accumulated deficit	(21,062,534)	(20,683,410)
Total Stockholders' Deficit	(3,228,591)	(2,956,515)
Total Liabilities and Stockholders' Deficit	$161,458	$211,404

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016 (revised)	2017	2016 (revised)

Revenues	$5,923	$4,770	$9,088	$8,879

Operating Expenses:
General administrative	65,151	102,525	121,316	255,350
Consulting expense - related party	45,000	45,000	90,000	90,000
Executive compensation	-	174,720	-	352,956
Professional fees	88,981	55,645	140,914	113,724
Rent - related party	34,500	34,500	69,000	69,000
Travel	-	-	-	2,327
Total operating expenses	233,632	412,390	421,230	883,357

Loss from operations	(227,709)	(407,620)	(412,142)	(874,478)
Other Income (Expense)
Loss on investments	-	-	-	(475,751)
Interest expense	(20,478)	(29,935)	(37,801)	(32,104)
Gain on settlement of debt	76,617	-	76,617	-
Loss on extinguishment of debt	(5,798)	-	(5,798)	-
Loss on deposit	-	(131,000)	-	(131,000)
Total other income (expense)	50,341	(160,935)	33,018	(638,855)

Net Loss	$(177,368)	$(568,555)	$(379,124)	$(1,513,333)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	114,480,880	112,761,581	113,847,866	112,761,581
Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016 (revised)
Cash Flows From Operating Activities
Net loss	$(379,124)	$(1,513,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,863	2,073
Amortization of web development costs	36,183	36,182
Gain on settlement of obligations	(76,617)	-
Los on extinguishment of debt	5,798	-
Loss on deposit	-	131,000
Warrants issued for executive compensation	-	62,956
Loss on investments	-	475,751
Changes in operating assets and liabilities:
Accounts receivable	-	400
Accounts receivable – related party	-	(10,363)
Advances to employees	-	(1,577)
Accounts payable and accrued expenses	40,988	302,167
Accounts payable - related party	151,548	191,623
Net Cash Used In Operating Activities	(219,361)	(323,121)

Cash Flows From by Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	25,000	-
Proceeds from convertible notes payable	-	100,000
Proceeds from notes payable – related party	272,949	274,050
Payments on notes payable – related party	(90,488)	(73,000)
Net Cash Provided by Financing Activities	207,461	301,050

Net Decrease In Cash	(11,900)	(22,071)
Cash, Beginning of Period	14,405	22,951
Cash, End of Period	$2,505	$880

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$158
Cash paid for income taxes	$-	$-
Non-Cash Activities
Common stock issued as settlement of obligations	$82,048	$-
Warrants issued in conjunction with joint venture	$-	$475,751
Issuance of common stock payable	$62,000	-

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six month periods ended June 30, 2017, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company had net losses of $177,368 and $379,124 for the three and six months ended June 30, 2017, respectively, has accumulated losses of $21,062,534 and has had consistent negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2017 the Company received a net $182,461 in loans from related party shareholders to fund operations.  Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue its efforts to generate revenues and income from operations.

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

NOTE 4 – INVESTMENT IN JOINT VENTURE

On February 29, 2016, the Company entered into a joint venture agreement with Tumbleweed Holdings, Inc. (“TW”), pursuant to which a newly formed joint venture company is developing an online dating service around the URL, www.jointlovers.com. The Company and TW own 60% and 40% respectively of equity of the joint venture company.  Under the joint venture agreement, the Company and TW agreed as follows:

•The Company contributed the URL www.jointlovers.com to the joint venture entity, in exchange for 60% of the joint venture company.

•TW contributed $30,000 and agreed to contribute an additional $70,000 towards the development of the online web portal, in exchange for 40% of the joint venture company. With any additional funds required for development to be contributed 60% by the Company and 40% by TW (see Note 17 – Subsequent Events).

•Revenue from the joint venture company will be shared proportionally with a portion of operating income to be used to repay principal and income due under the convertible notes referenced below (up to $165,000 in principal amount of notes).

•TW agreed to purchase an aggregate of $150,000 in principal amount of convertible notes, convertible into shares of the Company’s common stock at a conversion price of $.20 per share. In addition to repayment of principal, if the joint venture company has revenues, the notes are entitled to receive a portion of the joint venture company’s operating income until they have received an amount equal to 50% of the face value of the notes (see Note 17 – Subsequent Events).

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

The Company’s ownership of the joint venture company is accounted for under the equity method of accounting, in accordance with ASC 323. Under the equity method of accounting, an Investee Company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee Company is reflected as a gain or loss on the Company’s investment. Additionally, under the equity method of accounting, the Company’s initial investment in the joint venture company was recorded at the historic cost basis of the contributed domain of $0. Accordingly, the Company expensed $475,751 related to the value of warrants the Company issued and is included as a component of loss on investments in the Company’s Statements of Operations for the Six months ended June 30, 2016.

When the Company’s carrying value in an equity method Investee Company is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the Investee Company or has committed additional funding. When the Investee Company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.  During the three and six months ended June 30, 2017, the joint venture did not have a net income or loss.  During the three and six months ended June, 2016, the joint venture company experienced a net loss attributable to the Company’s 60% ownership of $1,326 and $2,941, respectively, which was not recorded as an adjustment to the Company’s investment account due to the Company having a zero book value in the investment.

As of June 30, 2017, Tumbleweed was in default under the terms of the joint venture agreement and owed the joint venture company the remaining $15,000 in development funding and the Company $50,000 for the final note purchase, both of which were due by April 29, 2016. Additionally, Tumbleweed owes the joint venture company $18,904, representing its 40% share of costs in excess of the first $100,000.

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

On September 22, 2016, Tumbleweed Holdings Inc., instituted a counterclaim in Arizona in response to the above legal action. The complaint alleged that (i) The Company breached the joint venture agreement by failing to leverage relationships and failing to provide budgeting and accounting records, (ii) the Company breached implied covenant of good faith and fair dealing by enticing TW into making significant contributions and then failing to perform under the agreement, (iii) the Company was unjustly enriched by having use of funds contributed by TW, (iv) the Company converted funds contributed by TW into its own assets, and (v) the Company has not provided accounting for all funds received by TW. See Note 17 - Subsequent Events.

Summary revenue information on the joint venture for the three months ended June 30, 2017 and 2016 is as follows:

	For the Three Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating Expenses:
General administrative	-	2,210
Total operating expenses	-	2,210

Loss from operations	-	(2,210)

Net Loss	$-	$(2,210)

Company Share of Net Loss	$-	$(1,326)

Summary revenue information on the joint venture for the six months ended June 30, 2017 and 2016 is as follows:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating Expenses:
General administrative	-	4,902
Total operating expenses	-	4,902

Loss from operations	-	(4,902)

Net Loss	$-	$(4,902)

Company Share of Net Loss	$-	$(2,941)

NOTE 5 – SECURITIES

In conjunction with the formation of the joint venture discussed in Note 4, Tumbleweed Holdings agreed to issue the Company a warrant to purchase up to 9,770,878 shares of Tumbleweed Holdings, Inc. at an exercise price of $0.02 with an expiration date three years from the date of issuance. At June 30, 2017, Tumbleweed had not yet issued these warrants to the Company. See Note 17 - Subsequent Events.

NOTE 6 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350-50, during the six months ended June 30, 2017 and the year ended December 31, 2016, the Company did not capitalize any expenses towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. During the six months ended June 30, 2017 and 2016 the Company recorded website development expenses of $3,430 and $8,654, respectively, which is included in general and administrative expenses on the Company’s consolidated statements of operations.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the six months ended June 30, 2017 and 2016 the Company recorded amortization expense of $36,183 and $36,182, respectively, related to websites previously launched.

	As of June 30, 2017	As of December 31, 2016	Amortization Period
Web development costs	311,912	311,912	5 years
Capitalized costs	-	-
Less: accumulated depreciation	(171,132)	(134,949)
	$140,780	$176,963

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	As of June 30, 2017	As of December 31, 2016	Estimated Useful Life
Furniture and equipment	12,438	12,438	3 years
Total	12,438	12,438
Less: Accumulated depreciation	(11,626)	(9,763)
	$812	$2,675

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $1,863 and $2,073 during the six months ended June 30, 2017 and 2016, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At June 30, 2017, the Company had a balance in related party accounts payable and accrued expenses of $854,256 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of majority shareholder	Consulting fees	360,500
Howard Baer	Spouse of majority shareholder	Accrued interest	84,523
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees/salaries	233,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent	167,476
John Lemak	Significant shareholder	Accrued interest	5,219
			$854,256

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

During the six months ended June 30, 2017, Park advanced an aggregate of $52,650 on an unsecured basis to the Company for short-term capital needs.  During this period, the Company also repaid $24,550 of its secured debt to Park and recaptured $65,938 worth of payroll expenses for Park’s use of Company personnel.  Amounts recaptured for use of Company personnel have been treated as repayments on the Company’s Statements of Cash Flows. At June 30, 2017, the Company had a note payable to Park for these advances of $1,376,829 which is secured by the assets of the Company.  Due to the on demand nature of this amount, the company has classified it as a current liability.

The following table summarizes the Company’s balance for these advances for the six months ended June 30, 2017:

Amount due - December 31, 2016	$1,414,667
Advances received from Park	52,650
Repayments made to Park	(24,550)
Recapture of Company expenses	(65,938)
Balance due–June 30, 2017	$1,376,829

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

Between December 1, 2016 and March 16, 2017, the Company received aggregate proceeds of $101,299 from a related party and significant shareholder for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $102,465 consisting of $101,000 in principal and $1,465 in accrued interest for the previous notes. The $299 forgiven as part of the note restructure was recorded as a gain on extinguishment of debt. The note is non-interest bearing, matures on October 1, 2017 and is unsecured.

Between December 15, 2016 and January 13, 2017, the Company received aggregate proceeds of $41,550 from a related party and significant shareholder for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $42,374 consisting of $41,550 in principal and $824 in accrued interest for the previous notes. The note is non-interest bearing, matures on October 1, 2017 and is unsecured.

On April 1, 2017, the company renegotiated a $65,000 note with interest tied to the performance of its joint venture agreement into a new $71,067 non-interest bearing note with a maturity date of October 1, 2017. At the time of the refinance, the joint venture had not produced positive income, so no interest was due at maturity on August 1, 2017. The $6,097 consideration given on the new note was recorded as a loss on extinguishment of debt.

Between May 1, 2016 and June 29, 2017, the Company received aggregate proceeds of $140,000 from a related party and significant shareholder for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $140,000 to restructure the previous notes. The new note is non-interest bearing, matures on October 1, 2017 and is secured by certain domain names owned by the Company.

NOTE 10 – NOTES PAYABLE

Notes

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900.  The note bears interest at the rate of six percent (6%) annually.  In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898.  The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans.  As of June 30, 2017, these notes have not yet been repaid and principal and interest totaling $39,071 is in default.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each).  The note bears interest at the rate of six percent (6%) annually.  As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918.  The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans). As of June 30, 2017, these notes have not yet been repaid and principal and interest totaling $49,664 is in default.

Convertible Notes

On February 29, 2016, in conjunction with its joint venture agreement (see Note 4 – Investment in Joint Venture), the Company entered an agreement to issue three $50,000, one year convertible notes. These notes are convertible into shares of the Company’s stock at a price of $0.20 per share or a total of 250,000 shares each. Interest on the note is payable quarterly in an amount equal to a percentage of the Company’s joint venture company’s net revenues, up to fifty percent of the original face value This interest will be payable only in the event that the joint venture company generates net revenues. Concurrent with this agreement, the Company issued the first of these convertible notes. On April 8, 2016, the Company issued the second of these convertible notes. As of June 30, 2017, the proceeds from the third note investment of $50,000 had not been received.

Dilutive shares associated with convertible notes outstanding at June 30, 2017 is as follows:

	Principal	Shares
Note dated February 29, 2016, convertible at $0.20 per share	$50,000	250,000
Note dated April 8, 2016, convertible at $0.20 per share	50,000	250,000
Total Dilutive shares –June 30, 2017	$100,000	500,000

The following table summarizes the Company’s notes and convertible notes payable for the six months ended June 30, 2017:

	Notes	Convertible Notes
Balance – December 31, 2016	$196,433	$100,000
Note proceeds received	-	-
Settlement of note	(116,553)	-
Repayments on notes	-	-
Balance –June 30, 2017	$79,900	$100,000

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

Between June 5 and June 29, 2017, the Company issued a total of 1,631,660 shares of the Company’s common stock as settlement for an aggregate $163,166 in payables.  The Company recognized an aggregate gain of $76,617 on these settlements.

NOTE 12 – STOCK WARRANTS

The Company has applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the Company’s warrant activity for the six months ended June 30, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2016	17,755,603	$0.08
Granted	-	-
Expired	(2,000,000)	0.05
Exercised/settled	-	-
Balance as June 30, 2017	15,755,603	$0.08

The Company’s outstanding warrants at June 30, 2017 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	15,755,603	0.81	$0.08	15,755,603	$0.08	-

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

Since the Company reflected a net loss for the three and six months ended June 30, 2017 and 2016, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of June 30, 2017:

As of June 30, 2017
Warrants (exercise price $0.05 - $0.25/share)	15,755,603
Convertible debt (exercise price $0.20/share)	500,000
16,255,603

NOTE 14 – RELATED PARTY TRANSACTIONS

We are headquartered in Scottsdale, Arizona where we rent space from Howard R. Baer, the spouse of a significant shareholder. We previously rented space form Kuboo, Inc., our former parent company.  We began renting approximately 2,100 square feet of space from Howard. Baer on a month-to-month basis on July 1, 2017. The monthly rent for our space is about $2,700 (all inclusive). During the six months ended June 30, 2017 we incurred rent expense payable to Kuboo, Inc. of $69,000.

During the six months ended June 30, 2017, the Company received proceeds of $220,299 from a related party and significant shareholder for which notes were issued bearing 8% interest annually. The notes, as extended, mature on October 1, 2017 and are unsecured. At June 30, 2017, the Company had accrued interest of $5,291 related to the notes.

During the six months ended June 30, 2017, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (collectively, “Park”), advanced an aggregate of $52,650 on an unsecured basis to the Company for short-term capital needs.  During this period, the Company also repaid $24,550 of its secured debt to Park and recaptured $65,938 worth of payroll expenses for Park’s use of Company personnel.  At June 30, 2017, the Company had a note payable to Park for these advances of $1,376,829 which is secured by the assets of the Company.

During the six months ended June 30, 2017, the Company incurred expenses of $90,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, our significant shareholder.

On April 1, 2017, the company renegotiated a $65,000 note with interest tied to the performance of its joint venture agreement into a new $71,067 non-interest bearing note with a maturity date of October 1, 2017. At the time of the refinance, the joint venture had not produced positive income, so no interest was due at maturity on August 1, 2017. The $6,097 consideration given on the new note was recorded as a loss on extinguishment of debt.

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing. During the six months ended June 30, 2017, the company incurred interest expense of $27,968 related to this note.  At June 30, 2017, the Company has accrued interest owed under this agreement of $84,523.

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

On September 22, 2016, Tumbleweed Holdings Inc., instituted a counterclaim in Arizona in response to the above legal action. The complaint alleged that (i) The Company breached the joint venture agreement by failing to leverage relationships and failing to provide budgeting and accounting records, (ii) the Company breached implied covenant of good faith and fair dealing by enticing TW into making significant contributions and then failing to perform under the agreement, (iii) the Company was unjustly enriched by having use of funds contributed by TW, (iv) the Company converted funds contributed by TW into its own assets, and (v) the Company has not provided accounting for all funds received by TW. TW seeks damages in the amount to be determined at trial. The Company believes these claims are without merit and intends to vigorously defend itself against them. See Note 17 - Subsequent Events.

NOTE 16 – REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company identified an error relating to the recognition of warrants not yet received during the year ended December 31, 2016. The effect of error is to increase the net loss for the periods ended June 30, 2016.

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

As a result of the aforementioned correction of accounting errors, the revised prior unaudited financial statements have been revised as follows:

	June 30, 2016
	As Previously		As
Balance Sheet	Reported	Adjustments	Revised

Available for sale securities	$286,901	$(286,901)	$-

Accumulated other comprehensive income	111,857	(111,857)	-

Total stockholders' deficit	(2,265,004)	(286,901)	(2,551,905)

	For the Three Months Ended June 30, 2016
	As Previously		As
Statement of Operations	Reported	Adjustments	Revised

Loss on securities	$(300,707)	$(175,044)	$(475,751)

Net loss	(568,555)	(175,044)	(568,555)

Gain on marketable securities	121,347	(121,347)	-

Total comprehensive loss	(446,938)	(121,617)	(568,555)

Net loss-basic and diluted	(0.01)	-	(0.01)

	For the Six Months Ended June 30, 2016
	As Previously		As
Statement of Operations	Reported	Adjustments	Revised

Loss on securities	$(300,707)	$(175,044)	$(475,751)

Net loss	(1,338,289)	(175,044)	(1,513,333)

Gain on marketable securities	111,857	(111,857)	-

Total comprehensive loss	(1,226,432)	(286,901)	(1,513,333)

Net loss-basic and diluted	(0.01)	-	(0.01)

	For the Six Months ended June 30, 2016
	As Previously		As
Statement of Cash Flows	Reported	Adjustments	Revised

Net loss	$(1,338,289)	$(175,044)	$(1,513,333)

Loss on investments	300,707	175,044	475,751

NOTE 17 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Loan Advances

Since June 30, 2017, the Company made repayments of $1,000 to Kae Yong Park, a significant shareholder, and her spouse, Howard R. Baer leaving a balance due of $1,375,829 at August 18, 2017. These advances are secured by all of the Company’s assets, including all of its internet domain names, websites and related assets, and are payable on demand. Of the aggregate $1,375,829 owed at August 18, 2017, $853,829 is non-interest bearing.

Between July 14 and August 14, 2017, a related party and significant shareholder advanced the Company an aggregate $115,000 to fund business operations.

Office Rent

We are headquartered in Scottsdale, Arizona where we rent space from Howard R. Baer, the spouse of a significant shareholder. We previously rented space form Kuboo, Inc., our former parent company.  We began renting approximately 2,100 square feet of space from Howard. Baer on a month-to-month basis on July 1, 2017. The monthly rent for our space is about $2,700 (all inclusive). During the six months ended June 30, 2017 we incurred rent expense payable to Kuboo, Inc. of $69,000.

Settlement of Tumbleweed Litigation

On July 17, 2017, the Company and Tumbleweed settled the litigation relating to the joint venture.  As part of the settlement, Tumbleweed converted its $100,000 convertible note and its $85,000 joint venture investment into shares of company common stock at a rate of $.10 per share. The warrants issuable to Tumbleweed and the company were cancelled. The parties released each other from all claims related to the joint venture.

Entry into Definitive Purchase Agreement with Crush Mobile

On August 8, 2017, the company entered into a definitive agreement to acquire all the outstanding membership interests of Crush Mobile, LLC. Under the terms of the Agreement, the company will acquire all the outstanding membership interests of Crush Mobile, in exchange for an aggregate of approximately 8 million shares of common stock, plus $85,000 in cash. The Company also agreed to piggy-back registration rights with respect to the shares of common stock issuable to the sellers in connection with the acquisition. The agreement provides that the current management of Crush will take over management of the Company following the closing. Consummation of the Crush Mobile acquisition is subject to completion of the company’s financial due diligence and the Company completing a funding of at least $500,000.

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

On July 17, 2017, the Company and Tumbleweed settled the litigation relating to the joint venture.  As part of the settlement, Tumbleweed converted its $100,000 convertible note and its $85,000 joint venture investment into shares of company common stock at a rate of $.10 per share. The warrants issuable to Tumbleweed and the company were cancelled. The parties released each other from all claims related to the joint venture.

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

In May, 2017, we signed a non-binding memorandum of terms to acquire Crush Mobile. On August 8, 2017, the company entered into a definitive agreement to acquire all the outstanding membership interests of Crush Mobile, LLC. Under the terms of the Agreement, the company will acquire all the outstanding membership interests of Crush Mobile, in exchange for an aggregate of approximately 8 million shares of common stock, plus $85,000 in cash. The Company also agreed to piggy-back registration rights with respect to the shares of common stock issuable to the sellers in connection with the acquisition.  The agreement provides that the current management of Crush will take over management of the Company following the closing.  Consummation of the Crush Mobile acquisition is subject to completion of the company’s financial due diligence and the Company completing a funding of at least $500,000.

Crush Mobile, with approximately nine hundred thousand members, has developed a group of dating sites with a presence in the Latino, Israeli and African American communities.  Crush will also be incorporating Northsight’s "Joint Lovers" dating app, which concentrates on the Cannabis space, into its dating applications suite.

Upon the closing, the Crush Mobile management team will take over our day to day operations, with the Crush Mobile current CEO, Sonya Kreizman, taking over as our interim CEO.

Consummation of the acquisition transaction is subject to a variety of conditions, including our raising $500,000 prior to closing and our financial due diligence. Accordingly, there can be no assurance that this transaction will be consummated.

Subject to the foregoing conditions, the closing is expected to occur around September 30, 2017.

Recent Funding History

Between February 29 and April 8, 2016, the Company received aggregate proceeds of $100,000 from the issuance of convertible notes to Tumbleweed. These notes have been converted into shares of the Company’s stock at a price of $0.10 per share or a total of 1,000,000 shares. Between February 29 and May 6, 2016, the joint venture company received aggregate proceeds of $85,000 from Tumbleweed Holdings, its former the joint venture partner. In connection with the settlement of the Tumbleweed litigation, this $85,000 investment was converted into shares of the Company’s stock at a price of $0.10 per share or a total of 850,000 shares. See Note 17 subsequent Events

Between January 3, and July 13, 2017 Kae Yong Park, a significant shareholder, and her spouse, Howard R, Baer (collectively, Park), made $52,650 of cash advances to us to fund our basic operations, $25,550 of which has been repaid and $65,938 of which has been recaptured for Park’s use of Company personnel, leaving a balance due of $1,375,829, as of August 18, 2017.

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

Between January 13, and August 14, 2017, the Company received proceeds of $335,299 from a related party and significant shareholder for which non-interest bearing notes were issued. The notes, as extended, mature on October 1, 2017 with certain notes secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com.  The Company had total notes payable to the related party of $470,936 at August 18, 2017.

The Company has used these limited funds to fund its basic operations on a severely scaled back basis.

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The Company incurred net losses of approximately $177,000 for the three months ended June 30, 2017 as compared to a net loss of $569,000 for the three months ended June 30, 2016.  The approximate $391,000 decrease in net loss is due primarily to the following: (all numbers approximate) a decrease in general and administrative expense of $37,000, due to mainly to decreases in consulting and contract labor expenses, a $175,000 decrease in executive compensation, due to a decrease in salaries and stock based compensation; a $130,000 decrease in loss on deposit, a $77,000 increase in gain on settlement of liabilities and a $10,000 decrease in interest expense, partially offset by a $33,000 increase in professional fees and a 6,000 increase in loss on extinguishment of debt. We consider the gain on settlement liabilities to be of a non-recurring nature. If we are able to raise substantial additional capital and/or close the Crush Mobile acquisition, we expect to ramp up our operations which will cause our operating expenses to increase substantially.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The Company incurred net losses of approximately $379,000 for the six months ended June 30, 2017 as compared to a net loss of $1,513,000 for the six months ended June 30, 2016.  The approximate $1,134,000 decrease in net loss is due primarily to the following: (all numbers approximate) a decrease in general and administrative expense of $134,000, due to mainly to decreases in consulting and contract labor expenses, a $353,000 decrease in executive compensation, due to a decrease in salaries and stock based compensation, a $476,000 decrease in non-cash losses on investments, a $77,000 increase in gain on settlement of liabilities and a $131,000 decrease in loss on deposit, partially offset by a $27,000 increase in professional fees, a 6,000 increase in loss on extinguishment of debt and a $6,000 increase in interest expense. If we are able to raise substantial additional capital and/or close the Crush Mobile acquisition, we expect to ramp up our operations which will cause our operating expenses to increase substantially.

Liquidity and Capital Resources

As of June 30, and August 18 2017, we had virtually no cash on hand. Between January 13, and June 29, 2017, the Company received gross proceeds from debt agreements of $220,299. Additionally, in order to fund our basic operations, between January 3 and June 30, 2017, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (together, “Park”), have collectively made cash advances of $52,650 to fund our basic operations, $24,550 of which has been repaid.  In addition, $65,938 of the amount owed Park has been recaptured for Park’s use of Company personnel, leaving a balance due of $1,376,829, as of August 18, 2017.

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

We have not yet realized significant operating revenues. Although our operations have been scaled back due to our lack of operating capital, we continue to incur significant costs and expenses in connection with our basic operations and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing ongoing negative cash flows from operations.

Cash used in operating activities during the six months ended June 30, 2017 (all numbers approximate) was $219,000 (about $36,000 per month), a decrease of approximately $104,000 from the $323,000 used during the comparable prior period. The $104,000 decrease in cash used by operations was due primarily to a $1,134,000 decrease in net loss and a $6,000 increase in loss on extinguishment of debt, partially offset by a $131,000 decrease in loss on deposits (non-cash), a $63,000 decrease in warrants issued for executive compensation (non-cash), a $476,000 decrease in loss on securities (non-cash), a $261,000 decrease in the change (increase) in accounts payable and accrued expenses, a $40,000 decrease in related party payables, and a $77,000 increase in gain on settlement of obligations (non-cash).

Cash provided by financing activities for the six months ended June 30, 2017 was approximately $207,000 as compared to approximately $301,000 in the prior comparable period. The (all numbers are approximate) $94,000 decrease is due primarily to a decrease of $100,000 in proceeds from the issuance of debt (including convertible notes), a $1,000 decrease in proceeds from notes payable – related party and an increase of $17,000 in repayments of notes payable – related party, partially offset by an increase of $25,000 from proceeds from the sale of common stock. The Company is experiencing ever increasing difficulty raising capital from third parties. Cash provided by financing activities is insufficient to fund the Company’s basic operating activities.

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

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have only nominal revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. Although we are attempting to raise additional funds through equity and/or debt financing, we are having great difficulty in securing any significant funding from unrelated third parties. If we are able to secure sufficient funding in the near term to implement our business plan, we expect that our operations could begin to generate significant revenues during the second quarter 2018, which should ameliorate our liquidity deficiency.  If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Since early 2015, we have encountered great difficulty raising capital from unrelated third parties. There is a significant risk that we will be unable to raise additional capital form unrelated third parties.  Although Kae Yong Park and Howard Baer have in the past provided us with significant funds, they are under no obligation to do so and at this time are unable to provide additional funding.  Nor is the significant shareholder who has recently provided us with loans under any obligation to continue funding our scaled back operations. In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. If the Company does not receive a significant infusion of capital in the near term, it is unlikely that the Company will be able to continue as a going concern, in which case, investors would suffer a total loss of their investment in the Company.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 2 to the Financial Statements - Liquidity/Going Concern.

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

In addition, as described above, we are currently indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,376,829, which is secured by the Company’s assets.  As of April 13, 2016 (with an effective date of January 1, 2016), $564,000 of the principal due under the note evidencing this indebtedness is interest bearing at the rate of 10% annually with any remainder being non-interest bearing.  All amounts due under this note are payable on demand.  If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

Further, as described above, between January 13, and August 14, 2017, we received proceeds of $335,299 from a related party and significant shareholder for which non-interest bearing notes were issued. The notes, as extended, mature on October 1, 2017 with certain notes secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com.  The Company had total notes payable to the related party of $470,936 at August 18, 2017.

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

Under the supervision and with the participation of our management, including our EVP Operations and financial controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our CEO and financial controller concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls were not effective.

Changes in Internal Control over Financial Reporting

None

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 15, 2016, the Company ("Plaintiff") instituted a legal action in Arizona against, Tumbleweed Holdings Inc., ("TW").

On September 22, 2016, Tumbleweed Holdings Inc., instituted a counterclaim in Arizona in response to the above legal action. On July 17, 2017, the Company and Tumbleweed settled the litigation relating to the joint venture.  As part of the settlement, Tumbleweed converted its $100,000 convertible note and its $85,000 joint venture investment into shares of company common stock at a rate of $.10 per share. The warrants issuable to Tumbleweed and the company were cancelled. The parties released each other from all claims related to the joint venture.

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

Between June 5 and June 29, 2017, the Company issued a total of 1,631,660 shares of the Company’s common stock as settlement for an aggregate $163,166 in payables (a conversion rate of $.10 per share) to an “accredited investor” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended.  The Company recognized an aggregate gain of $76,617 on these settlements.

Item 3. Defaults upon Senior Securities

As of May 15, 2016, the Company is in default under the following promissory notes:

Notes in the aggregate principal amount of $34,900 were due July 8, 2015.  The aggregate amount in default as of the date of this report was approximately $38,800, consisting of $34,900 in unpaid principal and approximately $4,400 in unpaid interest.

Notes in the aggregate principal amount of $45,000 were due on or around December 10, 2015. The aggregate amount in default as of the date of this report was approximately $49,800, consisting of $45,000 in unpaid principal and approximately $5,400 in unpaid interest.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 14, 2017, John Lemak, a related party and significant shareholder, advanced the Company $55,000 to fund business operations. This advance is evidenced by a non-interest bearing secured promissory note that matures on October 1, 2017. The repayment of this promissory note is secured by the following Internet domain names and related websites: www.weeddepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com. The existing lienholders, Kae Yong Park and Howard R. Baer, have subordinated their liens in these assets.

Entry into Definitive Purchase Agreement with Crush Mobile

On August 8, 2017, the company entered into a definitive agreement to acquire all the outstanding membership interests of Crush Mobile, LLC. Under the terms of the Agreement, the company will acquire all the outstanding membership interests of Crush Mobile, in exchange for an aggregate of approximately 8 million shares of common stock, plus $85,000 in cash. The Company also agreed to piggy-back registration rights with respect to the shares of common stock issuable to the sellers in connection with the acquisition.  The agreement provides that the current management of Crush will take over management of the Company following the closing.  Consummation of the Crush Mobile acquisition is subject to completion of the company’s financial due diligence and the Company completing a funding of at least $500,000.

Item 6. Exhibits

(a)Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (2)
10.2	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014 (3)
10.3	Agreement with Howard R. Baer dated December 2, 2014 (5)
10.4	Agreement with Kae Yong Park and Howard R. Baer regarding Funding (4)
10.5	Amended and Restated Promissory Note Issued to Kae Yong Park and Howard R. Baer Dated September 30, 2015 (6)
10.6	Agreement with Sandor Capital Master Fund (4)
10.8	Security Agreement with Kae Yong Park and Howard R. Baer Dated September 30, 2015 (6)
10.9	Joint Venture Agreement with Tumbleweed Holdings, Inc., dated February 29, 2016 (7)
10.10	Form of Convertible Note issued to Tumbleweed Holdings, Inc., dated February 29, 2016 (7)
10.11	Form of Note issued to Sandor Capital Master Fund dated May 11, 2016 (8)
10.12	Form of Note issued to John Lemak dated May 15, 2017 (9)
10.13	Settlement Agreement with Tumbleweed Holdings, Inc., dated July 17, 2017 *
10.14	Purchase and Sale Agreement with Crush Mobile, LLC, dated August 8, 2017 *
10.15	Form of Note issued to Sandor Capital Master Fund dated April 1, 2017 *
10.16	Form of Note issued to Sandor Capital Master Fund dated April 1, 2017 *
10.17	Form of Note extension issued to Sandor Capital Master Fund dated August 17, 2017 *
10.18	Form of Note issued to John Lemak dated April 1, 2017 *
10.19	Form of Note issued to John Lemak dated August 17, 2017 *
10.20	Form of Note issued to John Lemak dated August 17, 2017 *
31.1	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.

(2)Filed as Exhibit 4.01 to our Current Report on Form 8-K filed on May 7, 2014 and incorporated herein by reference.

(3)  Filed as Exhibit to our Form 10-Q filed on May 20, 2015 and incorporated herein by reference.

(4)Filed as Exhibits to our Form 10K filed on May 20, 2015 and incorporated herein by reference.

(5)Filed as Exhibit to our Form S-1 Registration Statement on December 12, 2014 and incorporated herein by reference.

(6)Filed as Exhibits to our Form 10Q filed on November 20, 2015 and incorporated herein by reference.

(7)Filed as Exhibits to our Form 10K filed on April 14, 2016 and incorporated herein by reference.

(8)Filed as Exhibits to our Form 10Q filed on May 16, 2016 and incorporated herein by reference.

(9)Filed as Exhibits to our Form 10Q filed on May 15, 2017 and incorporated herein by reference.

*Filed herewith

**Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	August 21, 2017	By:	/s/John Venners
John Venners, EVP Operations and Director