Form 10-Q/A
period 2017-06-30
NORTHSIGHT CAPITAL, INC.
filed 2017-08-23
CIK 1439397

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Northsight Capital, Inc. for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 21, 2017, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Asset Purchase Agreement between the Company and Kae Park, dated May 2, 2014 (2)
10.2	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014 (3)
10.3	Agreement with Howard R. Baer dated December 2, 2014 (5)
10.4	Agreement with Kae Yong Park and Howard R. Baer regarding Funding (4)
10.5	Amended and Restated Promissory Note Issued to Kae Yong Park and Howard R. Baer Dated September 30, 2015 (6)
10.6	Agreement with Sandor Capital Master Fund (4)
10.8	Security Agreement with Kae Yong Park and Howard R. Baer Dated September 30, 2015 (6)
10.9	Joint Venture Agreement with Tumbleweed Holdings, Inc., dated February 29, 2016 (7)
10.10	Form of Convertible Note issued to Tumbleweed Holdings, Inc., dated February 29, 2016 (7)
10.11	Form of Note issued to Sandor Capital Master Fund dated May 11, 2016 (8)
10.12	Form of Note issued to John Lemak dated May 15, 2017 (9)
10.13	Settlement Agreement with Tumbleweed Holdings, Inc., dated July 17, 2017 (10)
10.14	Purchase and Sale Agreement with Crush Mobile, LLC, dated August 8, 2017 (10)
10.15	Form of Note issued to Sandor Capital Master Fund dated April 1, 2017 (10)
10.16	Form of Note issued to Sandor Capital Master Fund dated April 1, 2017 (10)
10.17	Form of Note extension issued to Sandor Capital Master Fund dated August 17, 2017 (10)
10.18	Form of Note issued to John Lemak dated April 1, 2017 (10)
10.19	Form of Note issued to John Lemak dated August 17, 2017 (10)
10.20	Form of Note issued to John Lemak dated August 17, 2017 (10)
31.1	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

(10)Filed as Exhibits to our Form 10Q filed on August 21, 2017 and incorporated herein by reference.

*Filed herewith

**Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	August 23, 2017	By:	/s/John Venners
John Venners, EVP Operations and Director