Form 10-Q
period 2017-09-30
NORTHSIGHT CAPITAL, INC.
filed 2017-11-14
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 14 2017
Common Capital Voting Stock, $0.001 par value per share	117,718,241 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

September 30, 2017

C O N T E N T S

Balance Sheets (unaudited)	3
Statements of Operations (unaudited)	4
Statements of Cash Flows (unaudited)	5
Notes to Unaudited Financial Statements	6

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	September 30,
	2017	December 31,
	(unaudited)	2016

ASSETS
Current Assets
Cash	$97	$14,405
Total Current Assets	97	14,405

Property and equipment, net $12,211 and $9,763 depreciation	227	2,675
Web Development Costs, net $189,223 and $134,949 amortization	122,689	176,963
Investment in joint venture	-	17,361
Total Assets	$123,013	$211,404

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$228,191	$224,272
Accounts payable and accrued expenses – related party	841,876	704,997
Notes payable – related party	1,872,265	1,542,217
Notes payable	79,900	196,433
Convertible notes payable	-	100,000
Total Current Liabilities	3,022,232	2,767,919

Noncurrent Liabilities
Notes payable – related party	400,000	400,000
Total Liabilities	3,422,232	3,167,919

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 117,718,241 and 112,836,581 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	117,718	112,837
Subscription payable	-	62,000
Additional paid-in capital	17,846,975	17,552,058
Accumulated deficit	(21,263,912)	(20,683,410)
Total Stockholders' Deficit	(3,299,219)	(2,956,515)
Total Liabilities and Stockholders' Deficit	$123,013	$211,404

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016 (revised)	2017	2016 (revised)

Revenues	$4,819	$3,238	$13,907	$12,117

Operating Expenses:
General administrative	43,383	99,838	164,699	355,188
Consulting expense - related party	45,000	45,000	135,000	135,000
Executive compensation	-	184,638	-	537,594
Professional fees	49,899	36,857	190,813	150,581
Rent - related party	8,477	30,900	77,477	99,990
Travel	-	-	-	2,327
Total operating expenses	146,759	397,233	567,989	1,280,590

Loss from operations	(141,940)	(393,995)	(554,082)	(1,268,473)
Other Income (Expense)
Loss on investments	(17,361)	(13,141)	(17,361)	(488,892)
Interest expense	(11,327)	(15,410)	(49,128)	(47,514)
(Loss) Gain on settlement of debt	(30,750)	-	45,867	-
Loss on extinguishment of debt	-	-	(5,798)	-
Loss on deposit	-	-	-	(131,000)
Total other income (expense)	(59,438)	(28,551)	(26,420)	(667,406)

Net Loss	$(201,378)	$(422,546)	$(580,502)	$(1,935,879)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	117,396,502	112,761,581	115,048,140	112,761,581
Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016 (revised)
Cash Flows From Operating Activities
Net loss	$(580,502)	$(1,935,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,448	3,110
Amortization of web development costs	54,274	54,273
Gain on settlement of debt	(45,867)	-
Loss on extinguishment of debt	5,798	-
Loss on deposit	-	131,000
Warrants issued for executive compensation	-	102,594
Loss on investments	17,361	488,892
Changes in operating assets and liabilities:
Accounts receivable	-	400
Accounts receivable – related party	-	(25,268)
Advances to employees	-	(1,577)
Accounts payable and accrued expenses	46,051	334,725
Accounts payable - related party	139,168	409,839
Net Cash Used In Operating Activities	(361,269)	(437,891)

Cash Flows From Investing Activities
Investment in joint venture	-	(92,053)
Net Cash Used In Investing Activities	-	(92,053)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	25,000	-
Proceeds from convertible notes payable	-	100,000
Proceeds from notes payable – related party	457,549	471,400
Payments on notes payable – related party	(135,588)	(63,000)
Net Cash Provided by Financing Activities	346,961	508,400

Net Decrease In Cash	(14,308)	(21,544)
Cash, Beginning of Period	14,405	22,951
Cash, End of Period	$97	$1,407

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$158
Cash paid for income taxes	$-	$-
Non-Cash Activities
Common stock issued as settlement of obligations	$142,398	$-
Warrants issued in conjunction with joint venture	$-	$475,751
Conversion of notes payable into common stock	$70,400	$-
Issuance of common stock payable	$62,000	$-

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Northsight Capital Inc. (“Northsight” or “the Company”) is an early stage company incorporated in the State of Nevada on May 21, 2008. In May 2011, Safe Communications, Inc. (n/k/a Kuboo, Inc.) acquired 80% of the Company’s issued and outstanding common stock, and, as a result, became its parent company. On June 25, 2014, the Company completed the acquisition of approximately 7,500 cannabis related Internet domain names, in exchange for which the Company issued 78.5 million shares of its common stock and a promissory note in the principal amount of $500,000. As a result of this transaction, the seller of the domain names became an 81% stockholder of the Company. Kuboo, Inc. continues to be a significant stockholder of the Company. John Venners, a director of Kuboo, Inc., is our EVP, Operations and also sits on our board of directors. See Note 13 - Related Party Transactions.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine month periods ended September 30, 2017, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company had net losses of $201,378 and $580,502 for the three and nine months ended September 30, 2017, respectively, has accumulated losses of $21,263,912 and has had consistent negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2017 the Company received a net $321,961 in loans from related party shareholders to fund operations. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue its efforts to generate revenues and income from operations.

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

On August 15, 2016, the Company instituted a legal action in Arizona against, Tumbleweed Holdings Inc., (“TW”). The complaint alleged that (i) TW breached the joint venture agreement by failing to fund the remaining $15,000 due to the joint venture company by April 29, 2016, (ii) TW breached the joint venture agreement by failing to fund the last $50,000 convertible note due to the Company by April 29, 2016, and (iii) TW breached the joint venture agreement by failing to fund their respective 40% of development expense in excess of the initial $100,000. The Company sought damages in the amount of $128,000 plus interest.

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

On July 17, 2017, the Company and Tumbleweed settled the litigation relating to the joint venture. As part of the settlement, Tumbleweed converted its $100,000 convertible note and it’s $85,000 joint venture investment into shares of company common stock at a rate of $.10 per share, resulting in a net loss on settlement of $30,750. The warrants issuable to Tumbleweed and the company were cancelled. The parties released each other from all claims related to the joint venture. Following the settlement, the Company wrote down its investment in the joint venture to zero.

Summary revenue information on the joint venture for the three months ended September 30, 2017 and 2016 is as follows:

	For the Three Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating Expenses:
General administrative	-	9,123
Rent – related party		3,600
Total operating expenses	-	12,723

Loss from operations	-	(12,723)

Net Loss	$-	$(12,723)

Company Share of Net Loss	$-	$(10,200)

Summary revenue information on the joint venture for the nine months ended September 30, 2017 and 2016 is as follows:

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Revenues	$-	$-

Operating Expenses:
General administrative	-	14,025
Rent – related party		3,600
Total operating expenses	-	17,625

Loss from operations	-	(17,625)

Net Loss	$-	$(17,625)

Company Share of Net Loss	$-	$(13,141)

NOTE 5 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350-50, during the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company did not capitalize any expenses towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. During the nine months ended September 30, 2017 and 2016 the Company recorded website development expenses of $5,750 and $10,470, respectively, which is included in general and administrative expenses on the Company’s consolidated statements of operations.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the nine months ended September 30, 2017 and 2016 the Company recorded amortization expense of $54,274 and $54,273, respectively, related to websites previously launched.

	As of September 30, 2017	As of December 31, 2016	Amortization Period
Web development costs	311,912	311,912	5 years
Capitalized costs	-	-
Less: accumulated depreciation	(189,223)	(134,949)
	$122,689	$176,963

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	As of September 30, 2017	As of December 31, 2016	Estimated Useful Life
Furniture and equipment	12,438	12,438	3 years
Total	12,438	12,438
Less: Accumulated depreciation	(12,211)	(9,763)
	$227	$2,675

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $2,448 and $3,110 during the nine months ended September 30, 2017 and 2016, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At September 30, 2017, the Company had a balance in related party accounts payable and accrued expenses of $841,876 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of significant shareholder	Consulting fees	338,000
Howard Baer	Spouse of significant shareholder	Accrued interest	98,739
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees/salaries	233,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent	167,476
John Lemak	Significant shareholder	Accrued interest	1,195
			$841,876

NOTE 8 – NOTES PAYABLE RELATED PARTY

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

During the nine months ended September 30, 2017, Park advanced an aggregate of $55,250 on an unsecured basis to the Company for short-term capital needs. During this period, the Company also repaid $25,550 of its secured debt to Park and recaptured $110,038 worth of payroll expenses for Park’s use of Company personnel. Amounts recaptured for use of Company personnel have been treated as repayments on the Company’s Statements of Cash Flows. At September 30, 2017, the Company had a note payable to Park for these advances of $1,334,329 which is secured by the assets of the Company. Park’s security interest in certain of the Company’s domains and websites has been subordinated to the security interest granted to John Lemak, an affiliate of Sandor Capital, a significant shareholder, in connection with advances Mr. Lemak made to the company. Due to the on-demand nature of the amount owed to Park, the company has classified it as a current liability.

The following table summarizes the Company’s balance for these advances for the nine months ended September 30, 2017:

Amount due - December 31, 2016	$1,414,667
Advances received from Park	55,250
Repayments made to Park	(25,550)
Recapture of Company expenses	(110,038)
Balance due–September 30, 2017	$1,334,329

On June 23, 2014, the Company issued a $500,000 promissory note in conjunction with the purchase of approximately 7,500 cannabis-related internet domain names. The note originally bore interest at the rate of 3.25% per annum and the first $100,000 of which was payable upon the Company’s receipt of an aggregate of $1,000,000 in funding (whether debt or equity). The remaining $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue (see Note 14 - Commitments and Contingencies).

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

Between December 1, 2016 and March 16, 2017, the Company received aggregate proceeds of $101,299 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $102,465 consisting of $101,000 in principal and $1,465 in accrued interest for the previous notes. The $299 forgiven as part of the note restructure was recorded as a gain on extinguishment of debt. The note is non-interest bearing, matures on December 31, 2017, as amended, and is unsecured.

Between December 15, 2016 and January 13, 2017, the Company received aggregate proceeds of $41,550 from Sandor Capital, a related party and significant shareholder, for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $42,374 consisting of $41,550 in principal and $824 in accrued interest for the previous notes. The note is non-interest bearing, matures on December 31, 2017, as amended, and is unsecured.

On April 1, 2017, the company renegotiated a $65,000 note to Sandor Capital, a related party and significant shareholder, with interest tied to the performance of its joint venture agreement into a new $71,067 note. The note is non-interest bearing, matures on December 31, 2017, as amended, and is unsecured. At the time of the refinance, the joint venture had not produced positive income, so no interest was due on the note. The $6,097 consideration given on the new note was recorded as a loss on extinguishment of debt.

Between May 1, 2017 and June 29, 2017, the Company received aggregate proceeds of $140,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $140,000 to restructure the previous notes. The note is non-interest bearing, matures on December 31, 2017 as amended, and is secured by certain domain names owned by the Company.

Between August 14, 2017 and September 28, 2017, the Company received aggregate proceeds of $182,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which several notes were issued bearing 8% interest annually. The notes, have maturity dates ranging from November 15, 2017 and December 31, 2017 and are unsecured.

NOTE 9 – NOTES PAYABLE

Notes

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900. The note bears interest at the rate of six percent (6%) annually. In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898. The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans. As of September 30, 2017, these notes have not yet been repaid and principal and interest totaling $39,599 is in default.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each). The note bears interest at the rate of six percent (6%) annually. As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918. The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans). As of September 30, 2017, these notes have not yet been repaid and principal and interest totaling $50,345 is in default.

Between June 5, 2017 and June 29, 2017 notes payable to a vendor in the aggregate amount of $116,553 were settled with the issuance of 1,631,660 shares of the Company’s common stock (an implied conversion price of $.10 per share). The common stock was valued at $82,049 on the dates of issuance, resulting in a gain on settlement of $76,617.

Convertible Notes

On February 29, 2016, in conjunction with its joint venture agreement (see Note 4 – Investment in Joint Venture), the Company entered an agreement to issue three $50,000, one-year convertible notes. These notes are convertible into shares of the Company’s stock at a price of $0.20 per share or a total of 250,000 shares each, of which only two were issued for a total of $100,000. Interest on the note is payable quarterly in an amount equal to a percentage of the Company’s joint venture company’s net revenues, up to fifty percent of the original face value This interest will be payable only in the event that the joint venture company generates net revenues. Concurrent with this agreement, the Company issued the first of these convertible notes. On April 8, 2016, the Company issued the second of these convertible notes.

On July 17, 2017, the Company entered into a settlement agreement with Tumbleweed wherein it was agreed that Tumbleweed would convert its notes into common stock at the rate of $0.10 per share. The Company recognized a gain on settlement from the conversions of $29,600 based on the stock price of $0.0704 on July 17, 2017.

The following table summarizes the Company’s notes and convertible notes payable for the nine months ended September 30, 2017:

	Notes	Convertible Notes
Balance – December 31, 2016	$196,433	$100,000
Note proceeds received	-	-
Settlement of note	(116,553)	(100,000)
Repayments on notes	-	-
Balance –September 30, 2017	$79,900	$-

NOTE 10 – EQUITY

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

Between June 5 and June 29, 2017, the Company issued a total of 1,631,660 shares of the Company’s common stock as settlement for an aggregate $163,166 in payables (an implied conversion price of $.10 per share). The Company recognized an aggregate gain of $76,617 on these settlements.

On July 17, 2017, the Company issued 1,000,000 shares of the Company’s common stock as settlement of a $100,000 convertible note. The Company recognized a gain on settlement of $29,600.

On July 17, 2017, the company issued 850,000 shares of the Company’s common stock as settlement of its joint venture lawsuit with Tumbleweed. The Company recognized a loss on settlement of $60,350 from the transaction.

NOTE 11 – STOCK WARRANTS

The Company has applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. See Note 16 – Subsequent Events.

A summary of the Company’s warrant activity for the nine months ended September 30, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2016	17,755,603	$0.08
Granted	-	-
Expired	(5,525,318)	0.05
Cancelled	(5,416,000)	0.08
Exercised/settled	-	-
Balance as September 30, 2017	6,814,285	$.05

The Company’s outstanding warrants at September 30, 2017 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	6,814,285	0.20	$0.09	6,814,285	$0.09	52,000

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

Since the Company reflected a net loss for the three and nine months ended September 30, 2017 and 2016, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of September 30, 2017:

As of September 30, 2017
Warrants (exercise price $0.05 - $0.25/share)	6,814,285
Convertible debt (exercise price $0.20/share)	-
6,814,285

NOTE 13 – RELATED PARTY TRANSACTIONS

We are headquartered in Scottsdale, Arizona where we rent space from Howard R. Baer, the spouse of a significant shareholder. We previously rented space form Kuboo, Inc., our former parent company. We began renting approximately 2,100 square feet of space from Howard. Baer on a month-to-month basis on July 1, 2017. The monthly rent for our space is about $2,700 (all inclusive). During the nine months ended September 30, 2017 we incurred related party rent expense of $77,477.

During the nine months ended September 30, 2017, the Company received aggregate proceeds of $402,299 from Sandor Capital, a related party and significant shareholder and John Lemak, its affiliate, for which notes were issued. The notes, as extended, mature between November 15, 2017 and December 31, 2017 with some being secured and others unsecured. At September 30, 2017, the Company had accrued interest of $1,195 related to the notes.

During the nine months ended September 30, 2017, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (collectively, “Park”), advanced an aggregate of $55,250 on an unsecured basis to the Company for short-term capital needs. During this period, the Company also repaid $25,550 of its secured debt to Park and recaptured $110,038 worth of payroll expenses for Park’s use of Company personnel. At September 30, 2017, the Company had a note payable to Park for these advances of $1,334,329 which is secured by the assets of the Company.

During the nine months ended September 30, 2017, the Company incurred expenses of $135,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, our significant shareholder.

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing. During the nine months ended September 30, 2017, the company incurred interest expense of $42,214 related to this note. At September 30, 2017, the Company has accrued interest owed under this agreement of $98,739.

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

In May 2017, we signed a non-binding memorandum of terms to acquire Crush Mobile, LLC. On August 8, 2017, the company entered into a definitive agreement to acquire all the outstanding membership interests of Crush Mobile. Under the terms of the Agreement, the company will acquire all the outstanding membership interests of Crush Mobile, in exchange for an aggregate of approximately 8 million shares of common stock, plus $85,000 in cash. The Company also agreed to piggy-back registration rights with respect to the shares of common stock issuable to the sellers in connection with the acquisition. Consummation of the Crush Mobile acquisition is subject to completion of the company’s financial due diligence and the Company completing a funding of at least $500,000, which has not yet occurred.

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

Subject to the foregoing conditions, the closing is expected to occur before December 31, 2017.

Upon the closing of the Crush Mobile deal, and as part of the Tumbleweed settlement, Tumbleweed shall be issued 500,000 shares of the Company’s common stock. Additionally, if prior to the closing, Tumbleweed raises $250,000 of the $500,000 the Company needs to close, then Tumbleweed shall receive an additional 500,000 shares of the Company’s common stock.

On July 17, 2017, the Company and Tumbleweed settled the litigation relating to the joint venture. As part of the settlement, Tumbleweed converted its $100,000 convertible note and it’s $85,000 joint venture investment into shares of company common stock at a rate of $.10 per share, resulting in a net loss on settlement of $30,750. The warrants issuable to Tumbleweed and the company were cancelled. The parties released each other from all claims related to the joint venture. Following the settlement, the Company wrote down its investment in the joint venture to zero.

NOTE 15 – REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company identified an error relating to the recognition of warrants not yet received during the year ended December 31, 2016. The effect of error is to increase the net loss for the periods ended September 30, 2016.

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

As a result of the aforementioned correction of accounting errors, the revised prior unaudited financial statements have been revised as follows:

	September 30, 2016
	As Previously		As
Balance Sheet	Reported	Adjustments	Revised

Available for sale securities	$104,084	$(104,084)	$-

Accumulated other comprehensive income	(70,960)	70,960	-

Total stockholders' deficit	(2,830,729)	(104,084)	(2,934,813)

	For the Three Months Ended September 30, 2016
	As Previously		As
Statement of Operations	Reported	Adjustments	Revised

Loss on securities	$(13,141)	$-	$(13,141)

Net loss	(422,546)	-	(422,546)

Loss on marketable securities	(182,817)	182,817	-

Total comprehensive loss	(605,363)	(182,817)	(422,546)

Net loss-basic and diluted	(0.00)	-	(0.00)

	For the Nine Months Ended September 30, 2016
	As Previously		As
Statement of Operations	Reported	Adjustments	Revised

Loss on securities	$(313,848)	$(175,044)	$(488,892)

Net loss	(1,760,835)	(175,044)	(1,935,879)

Loss on marketable securities	(70,960)	70,960	-

Total comprehensive loss	(1,831,795)	(104,084)	(1,935,879)

Net loss-basic and diluted	(0.02)	-	(0.02)

	For the Nine Months ended September 30, 2016
	As Previously		As
Statement of Cash Flows	Reported	Adjustments	Revised

Net loss	$(1,760,835)	$(175,044)	$(1,935,879)

Loss on investments	313,848	175,044	488,892

NOTE 16 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Loan Advances

Between October 11, 2017 and November 14, 2017, John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, advanced the Company $100,000 to fund business operations.

Warrant Issuances

As previously disclosed in the Company’s Current Report on Form 8-K filed September 20, 2017, since January 1, 2017, John Lemak and Sandor Capital Master Fund (a significant shareholder and affiliate of John Lemak) (together, “Lemak”) have advanced the Registrant an aggregate of $502,299, including an aggregate of $282,000 since June 30, 2017. Lemak has been the Registrant’s primary funding source during 2017. On October 16, 2017, the Company agreed to (i) issue to Sandor Capital warrants to purchase an aggregate of 7 million shares of common stock at an exercise price of $.05 per share for a term of three years (these warrants are in replacement of recently expired warrants for the same number of shares at the same exercise price), (ii) issue to Sandor Capital warrants to purchase an aggregate of 1,130,285 shares of common stock at an exercise price of $.10 per share for a term of three years (416,000 of these warrants are in replacement of recently expired warrants for the same number of shares at an exercise price of $.25 per share and 714,285 of these warrants are in replacement of warrants being cancelled for the same number of shares at an exercise price of $.25 per share), and (iii) issue to Sandor Capital warrants to purchase an aggregate of 2 million shares of common stock at an exercise price of $.05 per share for a term of three years (these warrants are in replacement of warrants being cancelled for the same number of shares at the same exercise price).

Entry into Definitive Agreement

On November 11, 2017, the Company entered into a preliminary agreement ("Preliminary Agreement") to acquire (i) 80% of Westcliff Technologies ("Westcliff"), a company engaged in the business of operating ATM's that dispense Bitcoins, and (ii) 49% of a company to be formed by Westcliff which will is developing its own cryptocurrency (collectively, the "Business").

The Preliminary Agreement contemplates that the Company will acquire the Business in exchange for  (i) 18 million shares of Company restricted stock at closing, with a guaranteed value of $36 million on the first anniversary of the closing (as described below), (ii) $3 million to be paid in 36 equal monthly installments of $83,333, commencing on the closing date, and (iii) $3 million of funding at closing,  as part of the purchase price, of which half will be invested into each of the companies being acquired.

The Company has agreed, subject to the Business' attainment of milestones to be negotiated, that if the Company's common stock is quoted at less than $2 per share on the twelve month anniversary of the closing, the Company will issue the sellers of the Business that number of additional shares of company common stock, such that the aggregate value of the shares issued to the sellers of the Business will be $36 million (the guaranteed value).

The foregoing transactions are subject to board approval and the negotiation, execution and delivery of definitive agreements.  Therefore, there is no assurance that the foregoing transaction will be consummated.

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

Overview

On June 23, 2014, the Company acquired approximately 7,500 cannabis related Internet domain names from Kae Yong Park (who then became our majority shareholder in connection with such acquisition). The list of domain names we acquired is filed as Exhibit 99.3 to the Form 8-K Current Report filed with the Commission on June 25, 2014. Currently, we own approximately 1,276 cannabis related internet domain names. Based upon our limited capital resources, we have determined to continue to allow certain domain names to expire that we concluded were of little utility to us given our business strategy.

In consideration of the acquisition of these assets from Kae Yong Park, we issued her 78.5 million shares of our common stock. In addition, we issued a promissory note in the aggregate principal amount of $500,000, $100,000 of which has been paid and the payment of $400,000 of which is contingent upon our achieving $150,000 in monthly revenues (see Note 13 - Related Party Transactions and Note 15 - Commitments and Contingencies). The remaining balance of $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue.

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

In May 2017, we determined not to proceed with our previously announced planned acquisition of Stargreen Enterprises, LLC, a Los Angeles, California, company (“Stargreen”).

Stargreen informed us that it had not raised the minimum $2.5 million called for by the LOI. In addition, Stargreen suggested substantial changes to the proposed transaction terms, which our management believed were not in the best interests of our shareholders. Based on the foregoing, we determined to terminate the planned acquisition transaction with Stargreen.

In May 2017, we signed a non-binding memorandum of terms to acquire Crush Mobile, LLC. On August 8, 2017, the company entered into a definitive agreement to acquire all the outstanding membership interests of Crush Mobile, LLC. Under the terms of the Agreement, the company will acquire all the outstanding membership interests of Crush Mobile, in exchange for an aggregate of approximately 8 million shares of common stock, plus $85,000 in cash. The Company also agreed to piggy-back registration rights with respect to the shares of common stock issuable to the sellers in connection with the acquisition. Consummation of the Crush Mobile acquisition is subject to completion of the company’s financial due diligence and the Company completing a funding of at least $500,000, which has not occurred.

Crush Mobile, with approximately nine hundred thousand members, has developed a group of dating sites with a presence in the Latino, Israeli and African American communities. Crush will also be incorporating a white label version Northsight’s "Joint Lovers" dating app, which concentrates on the Cannabis space, into its dating applications suite.

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

Subject to the foregoing conditions, the closing is expected to occur before December 31, 2017.

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

Between January 3, and August 28, 2017 Kae Yong Park, a significant shareholder, and her spouse, Howard R, Baer (collectively, Park), made $55,250 of cash advances to us to fund our basic operations, $25,550 of which has been repaid and $110,038 of which has been recaptured for Park’s use of Company personnel, leaving a balance due of $1,334,329, as of November 14, 2017.

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

Between January 13, and November 14, 2017, the Company received aggregate proceeds of $502,299 from a Sandor Capital, related party and significant shareholder and John Lemak, its affiliate, for which notes were issued bearing 8% interest annually. The notes, as extended, mature on October 1, 2017 and are secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com. The Company had total notes payable to the related party and its affiliate of $637,936 at November 14, 2017.

Neither Mr. Lemak nor Sandor Capital are under any obligation to provide any further funding to the Company.

The Company has used these limited funds to fund its basic operations on a severely scaled back basis.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The Company incurred net losses of approximately $201,000 for the three months ended September 30, 2017 as compared to a net loss of $423,000 for the three months ended September 30, 2016. The approximate $221,000 decrease in net loss is due primarily to the following: (all numbers approximate) a decrease in general and administrative expense of $56,000, due to mainly to decreases in consulting and contract labor expenses, a $185,000 decrease in executive compensation, due to a decrease in salaries and stock based compensation, a $22,000 decrease in rent expense and a $4,000 decrease in interest expense, partially offset by a $30,000 increase in loss on settlement of debt, a $13,000 increase in professional fees and a $6,000 increase in loss on investments. We consider the loss on settlement liabilities to be of a non-recurring nature. If we are able to raise substantial additional capital and/or close the Crush Mobile acquisition, we expect to ramp up our operations which will cause our operating expenses to increase substantially.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The Company incurred net losses of approximately $581,000 for the nine months ended September 30, 2017 as compared to a net loss of $1,936,000 for the nine months ended September 30, 2016. The approximate $1,355,000 decrease in net loss is due primarily to the following: (all numbers approximate) a decrease in general and administrative expense of $190,000, due to mainly to decreases in consulting and contract labor expenses, a $538,000 decrease in executive compensation, due to a decrease in salaries and stock based compensation, a $471,000 decrease in non-cash losses on investments, a $46,000 increase in gain on settlement and a $131,000 decrease in loss on deposit, partially offset by a $6,000 increase in loss on extinguishment of debt, a $40,000 increase in professional fees and a $2,000 increase in interest expense. If we are able to raise substantial additional capital and/or close the Crush Mobile acquisition, we expect to ramp up our operations which will cause our operating expenses to increase substantially.

Liquidity and Capital Resources

As of September 30, and November 14, 2017, we had limited cash on hand. Between January 13, and November 14, 2017, the Company received gross proceeds from debt agreements of $502,299 from Sandor Capital, a related party and significant shareholder, and John Lemak, its affiliate. Additionally, in order to fund our basic operations, between January 3 and August 28, 2017, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (together, “Park”), have collectively made cash advances of $55,250 to fund our basic operations, $25,550 of which has been repaid. In addition, $110,038 of the amount owed Park has been recaptured for Park’s use of Company personnel, leaving a balance due of $1,334,329, as of November 14, 2017. At September 30, 2017 (all numbers approximate), we had a working capital deficiency of $3,022,000, compared to $2,756,000 at September 30, 2016. The $266,000 increase in our working capital deficiency was due primarily to a $437,000 aggregate increase in accounts payable related party and notes payable related party, partially offset by a $216,000 decrease in notes payable (including convertible notes payable).

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

Cash used in operating activities during the nine months ended September 30, 2017 (all numbers approximate) was $361,000 (about $30,000 per month), a decrease of approximately $77,000 from the $438,000 used during the comparable prior period. The $77,000 decrease in cash used by operations was due primarily to a $1,355,000 decrease in net loss and a $46,000 increase in gain on settlement of debt (non-cash), partially offset by a $471,000 decrease in loss on investments (non-cash), a $103,000 decrease in warrants issued for executive compensation (non-cash),, a $289,000 decrease in the change (increase) in accounts payable and accrued expenses, and a $271,000 decrease in the change (increase) related party payables,.

Cash used in investing activities for the nine months ended September 30, 2017 was zero as compared to approximately $92,000 in the prior comparable period. The (all numbers are approximate) $92,000 decrease was due to decrease in investment in the joint venture during the current period.

Cash provided by financing activities for the nine months ended September 30, 2017 was approximately $347,000 as compared to approximately $508,000 in the prior comparable period. The (all numbers are approximate) $161,000 decrease is due primarily to a decrease of $114,000 in proceeds from the issuance of debt (including convertible notes), and an increase of $73,000 in repayments of notes payable – related party, partially offset by an increase of $25,000 from proceeds from the sale of common stock. The Company is experiencing ever increasing difficulty raising capital from third parties. Cash provided by financing activities is insufficient to fund the Company’s basic operating activities.

If we are able to obtain additional funding and ramp up our operations, our operations will use increasing amounts of cash in coming quarters, unless and until we are able to generate revenue from our operating activities.

Based on our current business plan, we anticipate that our operating and website development activities will use approximately $100,000 in cash per month over the next twelve months, or $1.2 million. Currently we have limited cash on hand, and consequently, we are unable to implement our current business plan. We believe that our operations will not begin to generate positive cash flows until at least the second quarter of 2018 (assuming we secure sufficient funding in the near term to implement our business plan, which we currently do not have). Accordingly, we have an immediate and extremely urgent need for capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately, we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have only nominal revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. Although we are attempting to raise additional funds through equity and/or debt financing, we are having great difficulty in securing any significant funding from unrelated third parties. If we are able to secure sufficient funding in the near term to implement our business plan, we expect that our operations could begin to generate significant revenues during the second quarter 2018, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Since early 2015, we have encountered great difficulty raising capital from unrelated third parties. There is a significant risk that we will be unable to raise additional capital form unrelated third parties. Although Kae Yong Park and Howard Baer have in the past provided us with significant funds, they are under no obligation to do so and at this time are unable to provide additional funding. Nor is John Lemak (an affiliate of a significant shareholder), who has recently provided us with loans, under any obligation to continue funding our scaled back operations. In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. If the Company does not receive a significant infusion of capital in the near term, it is unlikely that the Company will be able to continue as a going concern, in which case, investors would suffer a total loss of their investment in the Company. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 2 to the Financial Statements - Liquidity/Going Concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $35,000 in website development expenditures over the next 12 months (included in the $1.2 million estimate of cash required over the next twelve months). The purpose of these expenditures will be for the development of various Websites/portals we intend to create, modifications and improvements on existing sites and acquisition of additional domain names.

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

As described above, in June 2014, we issued Kae Yong Park a promissory note in the principal amount of $500,000, as partial consideration for the acquisition of approximately 7,500 cannabis related internet domain names. We have since paid $100,000 in principal to Ms. Park. The remaining balance of $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month we realize at least $150,000 in gross revenue. This remaining $400,000 balance is currently classified as a noncurrent liability. We believe that we will be able to make the approximate $11,000 monthly payment when (and if) we achieve the monthly $150,000 revenue threshold which triggers our repayment obligation.

In addition, as described above, we are currently indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,334,329, which is secured by the Company’s assets. As of April 13, 2016 (with an effective date of January 1, 2016), $564,000 of the principal due under the note evidencing this indebtedness is interest bearing at the rate of 10% annually with any remainder being non-interest bearing. All amounts due under this note are payable on demand. If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

Further, as described above, between January 13, and November 14, 2017, we received proceeds of $502,299 from a Sandor Capital, a related party and significant shareholder, and John Lemak, its affiliate, for which notes were issued bearing 8% interest annually. The notes, as extended, mature on October 1, 2017 and are secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com. The Company had total notes payable to the related party and affiliate of $637,936 at November 14, 2017.

Off-balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the EVP and Financial Controller, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our EVP Operations and financial controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our EVP and financial controller concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls were not effective.

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

On July 17, 2017, the Company issued 1,000,000 shares of the Company’s common stock as settlement of a $100,000 convertible note. The Company recognized a gain on settlement of $29,600.

On July 17, 2017, the company issued 850,000 shares of the Company’s common stock as settlement of its joint venture lawsuit with Tumbleweed. The Company recognized a loss on settlement of $63,500 from the transaction.

Item 3. Defaults upon Senior Securities

As of November 14, 2016, the Company is in default under the following promissory notes:

Notes in the aggregate principal amount of $34,900 were due July 8, 2015. The aggregate amount in default as of the date of this report was approximately $39,800, consisting of $34,900 in unpaid principal and approximately $4,700 in unpaid interest.

Notes in the aggregate principal amount of $45,000 were due on or around December 10, 2015. The aggregate amount in default as of the date of this report was approximately $50,700, consisting of $45,000 in unpaid principal and approximately $5,400 in unpaid interest.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 11, 2017, the Company entered into a preliminary agreement ("Preliminary Agreement") to acquire (i) 80% of Westcliff Technologies ("Westcliff"), a company engaged in the business of operating ATM's that dispense Bitcoins, and (ii) 49% of a company to be formed by Westcliff which will is developing its own cryptocurrency (collectively, the "Business").

The Preliminary Agreement contemplates that the Company will acquire the Business in exchange for  (i) 18 million shares of Company restricted stock at closing, with a guaranteed value of $36 million on the first anniversary of the closing (as described below), (ii) $3 million to be paid in 36 equal monthly installments of $83,333, commencing on the closing date, and (iii) $3 million of funding at closing,  as part of the purchase price, of which half will be invested into each of the companies being acquired.

The Company has agreed, subject to the Business' attainment of milestones to be negotiated, that if the Company's common stock is quoted at less than $2 per share on the twelve month anniversary of the closing, the Company will issue the sellers of the Business that number of additional shares of company common stock, such that the aggregate value of the shares issued to the sellers of the Business will be $36 million (the guaranteed value).

The foregoing transactions are subject to board approval and the negotiation, execution and delivery of definitive agreements.  Therefore, there is no assurance that the foregoing transaction will be consummated.

Item 6. Exhibits

(a)Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.13	Settlement Agreement with Tumbleweed Holdings, Inc., dated July 17, 2017 (2)
10.14	Purchase and Sale Agreement with Crush Mobile, LLC, dated August 8, 2017 (2)
10.17	Form of Note extension issued to Sandor Capital Master Fund dated August 17, 2017 (2)
10.19	Form of Note issued to John Lemak dated August 17, 2017 (2)
10.20	Form of Note issued to John Lemak dated August 17, 2017 (2)
10.21	Form of Warrant issued to Sandor Capital Master Fund dated October 17, 2017 *
10.22	Preliminary Agreement to Acquire stock of Westcliff Technologies and the Company, dated November 11, 2017*
31.1	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.

(2)Filed as Exhibits to our Form 10Q filed on August 21, 2017 and incorporated herein by reference.

*Filed herewith

**Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	November 14 2017	By:	/s/John Venners
John Venners, EVP Operations and Director