Form 10-K
period 2017-12-31
NORTHSIGHT CAPITAL, INC.
filed 2018-04-02
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2017

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to____________

Commission File Number: 000-53661

NORTHSIGHT CAPITAL, INC.
(Exact name of issuer as specified in its charter)

Nevada	26-2727362
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7850 E Gray Road, Suite 103
Scottsdale, AZ 85260
(Address of Principal Executive Offices)

(480) 385-3893
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $2,466,510 based on the closing price as quoted on Yahoo! Finance as of June 30, 2017.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 2, 2017
Common Capital Voting Stock, $0.001 par value per share	129,828,741 shares

Northsight Capital, Inc.

Form 10-K

For the Year Ended December 31, 2017

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

PART I

ITEM 1. BUSINESS

Business Development

Northsight Capital, Inc. is a Nevada Corporation formed in May, 2008. We were originally formed to engage in the business of marketing, developing, and producing unique, proprietary water products. We abandoned this business in 2008. Since then and until February 2014, we were a “shell company” within the meaning of applicable securities laws as we had no operations and our business was comprised of seeking acquisition candidates. We commenced limited operations during the quarterly period ended March 31, 2014. During the quarter ended March 31, 2014, we raised capital, hired employees and entered into various agreements, including to develop our website and to acquire approximately 7,500 internet domain names. On June 23, 2014, the Company completed the acquisition of approximately 7,500 cannabis related internet domain names from Kae Yong Park, an individual who became our majority shareholder as a result of the acquisition. Currently, we own approximately 1,276 cannabis related internet domain names. In consideration of the acquisition of the 7,500 cannabis related Internet domain names from Kae Park, the Company:

•Issued an aggregate of 78.5 million shares of its common stock to Ms. Park;

•Issued her a promissory note in the principal amount of $500,000. The note was amended and restated to provide that the first $100,000 installment payment due under the Note would be made July 25, 2014 (earlier than required), in exchange for which Kae Yong Park agreed to waive all interest due over the term of the note. Kae Yong Park has waived the requirement that the Company pay the $100,000 due under the Amended and Restated Note, until August 25, 2014. Such $100,000 has since been paid to Ms. Park. The remaining balance of $400,000 is payable in thirty-six equal monthly installments, commencing on the fifteenth day following the first month the Company realizes at least $150,000 in gross revenue;

•Agreed to pay a monthly royalty equal to the product of (i) six percent (6%) and (ii) the excess of the gross monthly revenue over $150,000. The royalty payment shall be payable for a period of thirty-six months from and after the first month in which the Company’s gross revenues are in excess of $150,000.

In addition, Ms. Park was required to provide such consulting services as the Company required during the twelve month period following the closing of the acquisition. In consideration for these services, the Company is required to pay the Ms. Park $9,500 per month, for a period of twelve months, commencing on the closing date and, on the first of each month thereafter. Ms. Park is also entitled to “piggyback” registration rights on the Securities Act registration statement of which this prospectus is a part, with respect to eight million shares of common stock issued to the seller. The Company is obligated to bear all registration expenses of such piggyback registration, other than underwriting discounts and commissions and any legal fees incurred by the seller.

In May 2017, we signed a non-binding memorandum of terms to acquire Crush Mobile. On August 8, 2017, we entered into a definitive agreement to acquire all the outstanding membership interests of Crush Mobile, LLC, which was amended by Amendment No. 1 dated January 4, 2018 (as amended, the “Agreement”). As reported in our form 8-K filed with the SEC on January 10, 2018, the Crush acquisition was closed January 8, 2018. Accordingly, Crush’s operations are not included in the financial statements of the company as of December 31, 2017. Under the terms of the Agreement, we acquired all the outstanding membership interests of Crush Mobile, in exchange for an aggregate of approximately 8 million shares of common stock, plus $80,000 in cash, payable within one year of closing. We also agreed to piggy-back registration rights with respect to the shares of common stock issuable to the sellers in connection with the acquisition. In connection with Amendment No. 1 to the Agreement, the parties waived the condition that the Company complete a funding of at least $500,000.

Crush Mobile’s assets consist primarily of trademarks, domain names, mobile dating applications and related software and intellectual property. Crush Mobile, with approximately nine hundred thousand members, has developed a group of dating sites with a presence in the Latino, Israeli and African American communities. Crush will also be incorporating Northsight’s "Joint Lovers" dating app, which concentrates on the Cannabis space, into its dating applications suite.

Effective February 1, 2018, we engaged Crush Mobile CEO, Sonya Kreizman, and Yosi Shemesh, as consultants. Ms. Kreizman and Mr. Shemesh will be paid $7,000 and $6,500 per month, respectively for their services.

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

Subject to receipt of sufficient funding, which we currently do not have, we intend to build additional of websites/portals around our domain names. Certain of our websites/portals will serve as directories for businesses engaged in the lawful sale and distribution of cannabis and hemp related products and services. To date we have completed and launched nine cannabis related websites, as described below. As noted below, subject to the receipt of additional funding, we intend to complete and launch an additional three cannabis related websites.

Products and Services

The Company’s principal business is to provide a variety of online directories for a broad range of businesses engaged in the lawful sale and distribution of cannabis and hemp related products. As a result of the Crush Mobile acquisition, the Company is now offering a group of dating sites with a presence in the Latino, Israeli and African American communities. Crush will also be incorporating Northsight’s "Joint Lovers" dating app, which concentrates on the Cannabis space, into its dating applications suite.

The following constitute the Company’s major product categories: a monthly listing in one or more of the Company’s online directories, paid advertising in one or more of the Company’s online directories leasing to customers one or more Internet domain names for the customer’s exclusive use, and subscription to membership in Crush Mobile’s dating applications.

The principal markets for the Company’s services are individuals interested in online dating and businesses that are engaged in the lawful sale and distribution of cannabis and cannabis related products and wish to (i) be included in one or more of the Company’s state based online directories, (ii) advertise in the Company’s online directories or (iii) lease one or more internet domain names from the Company.

A list of the approximately 7,500 internet domain names we acquired from Kae Yong Park (who became our majority shareholder in connection with the acquisition) is filed as Exhibit 99.3 to the Current Report on Form 8-K filed with the Commission June 25, 2014. We currently own approximately 1,276 cannabis related internet domain names.

Domain names we do not lease to customers will point to one or more of our websites based on the relevance of the internet domain name to the particular website.

We have already completed and launched the following websites:

•WeedDepot.com

•RateMyStrain.com

•420Careers.com

•MJBizWire.com

•MarijuanaRecipes.com

•WikiWeed.com

•MarijuanaMD.com

•TheMarijuanaCompanies.com

Weed Depot is a smart phone and internet platform directory with geo-mapping for dispensaries, doctors and clinics, head shops, tattoo parlors, and vape lounges. For mobile use, www.WeedDepot.com can be downloaded at Apple Apps and Google Play.

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

Through our prior joint venture with Tumbleweed, we had been developing JointLovers.com as a website/mobile application. At this time, due to a lack of funding, we are not pursuing further development of the JointLovers.com app.

Subject to the receipt of sufficient funding, which we currently do not have, we intend to construct the following websites:

•WeedMedia.com

•MarijuanaAds.com

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

Marketing and Distribution

Subject to the receipt of sufficient funding, which we currently do not have, we intend to expand the marketing and distribution of our services primarily through the following methods:

•Direct Sales

•Internet based advertising

•Social Media based campaigns

•Attendance at trade related shows

•Radio and TV Advertising

•Advertising in Industry based publications

Historically, our sales and marketing related activities have included search engine optimization, direct selling efforts, direct mail, electronic mail, social media, and online advertising. We have historically engaged companies to assist us in our sales and marketing related activities: Hemp Media (provides online (Internet, smart phone and mobile device content to our business), New Times (print advertising), the musician Snoop Dogg (promotion of our Company and its business), and a nationally recognized men’ magazine (print advertising). Currently, we are not engaging in any meaningful sales/marketing activities due to a lack of operating capital.

Competition

We expect to compete for consumer traffic with traditional, offline local business guides and directories and with other online providers of local and web search on the basis of a number of factors, including volume of traffic to our websites, the reliability of our content, and the breadth, depth and timeliness of information. We also expect to compete for a share of local businesses’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including the comprehensive nature of our online directories, effectiveness of our advertising solutions and our pricing structure. Our competitors are expected to include the following types of businesses:

(1)Offline. We expect to compete with offline media companies and service providers who may have existing advertising relationships with local businesses. Services provided by competitors are expected to range from yellow pages listings to direct mail campaigns to advertising and listings services on local newspapers, magazines, television and radio.

(2)Online. dWe expect to compete with Internet search engines, such as, Google, Yahoo! and Bing and online dating applications such as match.com. We also expect to compete with various other online service providers and review and social media websites.

Currently, the Company’s primary online competitors are Weedmaps and Leafly, each an online directory of medical marijuana dispensaries and doctors, and Match.com, latinopeoplemeet.com, my420mate.com, 420singles.com, jdate.com/en-us, blackpeoplemeet.com, each online dating applications. With 45 brands, including Tinder and Plenty of Fish, Match. Com is the largest group of dating sites in the word. Competition in the online dating space is primarily about marketing and originality and we believe the Crush apps group is among the more appealing of the smaller apps in the dating space.  With the Joint Lovers app, Crush has the advantage of advertising and marketing on our owned or affiliated web sites.

Neither Weedmaps nor Leafly currently serve the legal recreational market. Accordingly, we consider these companies a competitor only with respect to medical dispensaries/doctors, and not otherwise. Currently, our competitors are much larger than we are and have substantially greater financial resources than we do. Once we attain a high level of traffic to our websites, of which there can be no assurance, we believe that we will be able to compete effectively against these companies with respect to medical dispensaries/doctors, as we expect our pricing to be much lower than that offered by either of them. The Company is not currently aware of any other online directory of cannabis related products and services.

Customers

We have not yet realized any significant revenues from our operations, although Crush Mobile has realized limited revenues. We expect our customers to consist of individuals interested in online dating and the various businesses engaged in the lawful sale and distribution of cannabis and hemp related products, including retail shops, medical dispensaries, head shops, growers, distributors, suppliers, vendors, and the like. Our customers may also include legal, marketing, and event production companies seeking to serve the cannabis industry.

To the extent practicable from a business standpoint, we intend to diversify our customer base, so that we are not dependent on any particular customer.

Personnel

As of April 2, 2018, we had three full time employees, in addition to a number of subcontractors and consultants.

Website/Portal Development

Over the next twelve months, we expect to incur aggregate website development costs and expenses of approximately $35,000 related to the development of our websites and related technology and services. Our ability to engage in planned website and related technology development is subject to the availability of sufficient funds, which we currently do not have. If we are unable to fund necessary research and development, we will be at a competitive disadvantage and our business will be materially and adversely affected.

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

The state laws, rules and regulations governing the possession, use, sale and distribution of cannabis and products which may contain cannabis are constantly changing and evolving. Currently, the medicinal use of cannabis has been legalized in 29 states and Washington D.C. and 8 of the 29 states, comprised of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, and Washington, plus the District of Columbia, have approved recreational consumer use of marijuana; but, pursuant to the federal Controlled Substances Act (“CSA”), the possession, use, sale and distribution of cannabis for recreational or medicinal purposes remains unauthorized and illegal. However, the state laws which authorize and regulate (or prohibit) the possession, use, sale and distribution of cannabis, as well as the federal laws prohibiting the same do not currently apply to our business as we are not engaged or participating in the possession, cultivation, sale or distribution of cannabis or products which may contain cannabis. After consultation with special legal counsel regarding laws and regulation governing the possession, use, sale and distribution of cannabis and products which may contain cannabis, we do not believe that our business (online directories for businesses engaged in the lawful sale and distribution of cannabis and hemp related products) constitutes us engaging or participating in the possession, cultivation, sale or distribution of cannabis or products which may contain cannabis.  Our business is no different than a search engine (such as Google) that identifies companies engaged in the lawful sale of cannabis products.

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

Seasonality

We have not yet realized any significant revenues from our business operations, although Crush Mobile has realized limited revenues. Accordingly, we do not yet have a historical basis to determine whether our revenue will be subject to seasonal fluctuation.

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

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

BECAUSE WE CURRENTLY HAVE NEGATIVE CASH FLOW FROM OPERATIONS AND ONLY LIMITED CASH ON HAND, WE HAVE AN IMMEDIATE AND URGENT NEED TO RAISE ADDITIONAL FUNDS, WHICH FUNDS MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

We continue to have an immediate and extremely urgent need for additional capital. Since early 2015, we have experienced great difficulty raising capital from third parties. Our funding since early 2015 has been provided primarily by related party shareholders who have no obligation to provide us funding. The lack of operating capital continues to materially and adversely affect our business operations. Due to the lack of operating capital, we are unable to implement our business plan. We may not be able to raise the funds we need to fund our basic operations. If we do not receive a significant infusion of capital in the near term, it is unlikely that we will be able to continue as a going concern, in which case, investors would suffer a total loss of their investment in our Company.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our current independent registered public accounting firm issued an opinion on our financial statements for the years ended December 31, 2017 and 2016, respectively, which states that the financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations and inability to generate sufficient operating cash flow raise substantial doubt about our ability to continue as a going concern. As of April 2, 2018, we had only de-minimis amount of cash on hand.

The Company has accumulated losses of $21,926,295 and has had sustained negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2017, the Company raised aggregate gross proceeds of $635,049 in capital through the issuance of notes payable and $25,000 through the issuance of common stock.  Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) eventually to generate profits from operations.

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

WE ARE AN EARLY-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

We have a history of operating losses and negative cash flows. We have not yet launched all of our planned websites/portals. The market for cannabis related directories/advertising is new and as yet untested. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have no historical data with respect to directory listing rates (including renewals) for our services because we have not yet sold any subscriptions. Further, because of our limited operating history and because the market for web-based cannabis related directories is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

We have a limited operating history in an evolving industry that may not develop as expected, if at all. This short operating history makes it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry. These risks and difficulties include our ability to, among other things:

•Secure the capital needed to fund our business plan;

•increase the number of users of our website, the number of paid subscribers and other content on our platform and our revenue;

•manage, measure and demonstrate the effectiveness of our advertising solutions and attract and retain new advertising clients, many of which may only have limited or no online advertising experience;

•successfully compete with existing and future providers of other forms of offline and online advertising/dating;

•successfully compete with other companies that are currently in, or may in the future enter, the business of online dating or providing information regarding cannabis related businesses;

•successfully expand our business in new and existing markets, both domestic and international;

•successfully develop and deploy new features and products;

•avoid interruptions or disruptions in our service or slower than expected load times;

•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

•hire, integrate and retain talented sales and other personnel;

•effectively manage rapid growth in our sales force, personnel and operations; and

•effectively partner with other companies.

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

WE HAVE A HISTORY OF LOSSES. BECAUSE WE CURRENTLY HAVE MINIMAL REVENUES AND EXPECT OUR OPERATING EXPENSES TO INCREASE IN THE FUTURE, WE MAY NEVER BECOME PROFITABLE.

Since we ceased to be a shell company within the meaning of applicable securities laws in early 2014, we have experienced net losses and negative operating cash flows. As of December 31, 2017, we had an accumulated deficit of $21,926,295. We commenced business operations late in the first quarter of 2014. We incurred net losses of $1,242,885 and $1,965,081 during the years ended December 31, 2017, and 2016 respectively. We will likely incur significant net losses into the second quarter of 2018 and possibly longer. While we are unable to predict accurately our future operating expenses, subject to receipt of additional capital, we expect these expenses to increase substantially, as we, among other things:

•expand our domestic selling and marketing activities;

•continue the building of our websites/portals;

•develop new products and technologies;

•upgrade our operational and financial systems, procedures and controls;

•hire additional personnel, including additional executive, administrative and technical staff; and

We commenced business operations in early 2014. We have generated only minimal revenues. We will need to generate substantial revenues to achieve and maintain profitability. If we fail to generate such revenues, we will continue to experience losses indefinitely. We may not be able to achieve or maintain profitability. We also may fail to accurately estimate and assess our increased operating expenses as we expand our operations. If our operating expenses exceed our expectations, our financial performance will be adversely affected, which will likely cause the price of our common stock to decline.

ADDITIONAL FUNDING WILL BE DILUTIVE TO STOCKHOLDERS OR MAY IMPOSE OPERATIONAL RESTRICTIONS.

Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility. If additional funds are raised through the issuance of equity securities or securities convertible into or exercisable for equity securities, the percentage ownership of our then existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

OUR PRINCIPAL STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK AND COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL OR OTHER ACTIONS REQUIRING STOCKHOLDER APPROVAL, EVEN IF FAVORED BY OUR OTHER STOCKHOLDERS.

Immediately prior to this offering, our directors and principal stockholders Kae Yong Park, and John Lemak (and affiliated entities) beneficially owned approximately 57.5% of our outstanding common stock (includes warrants to purchase 10,130,285 shares of common stock). These stockholders together could effectively control all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

THERE HAS BEEN VIRTUALLY NO PUBLIC MARKET FOR OUR COMMON STOCK, AND ITS PRICE HAS BEEN AND IS EXPECTED TO BE HIGHLY VOLATILE.

There has been virtually no public market for our common stock, and we cannot assure you that an active public market for our common stock will develop or be sustained in the future. Our common stock is quoted in the over the counter market (OTCQB), the market for which is highly illiquid, and the quoted price of our common stock is likely not indicative of the underlying value of our common stock.

The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including:

•announcements of technological innovations or new services by us or our competitors;

•demand for our services;

•fluctuations in revenues/expenses;

•changes in our pricing policies or those of our competitors;

•changes in government regulations;

•quarterly variations in our operating expenses;

•our technological capabilities to accommodate any future growth in our operations or our customers; and

•imbalances between the supply and demand for shares of common stock in the over the counter market.

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

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

Sales of a large number of shares of our common stock in the market after this offering, or the belief that these sales could occur, could cause a significant drop in the market price of our common stock. Of the 129,828,741 shares we had outstanding as of April 2, 2018, approximately 38,241,793 shares will become freely tradable upon the effectiveness of our currently pending S-1 under the Securities Act. Consequently, the price of our common stock could drop substantially following the effectiveness of the Registration.

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

We expect that our revenues will come from listing fees from our cannabis related directories, as well as from advertising fees from such directories. We currently have no subscribers and only a de minimis amount of advertising revenue. Our ability to generate revenues depends on our ability to secure paid directory listings and establish our advertiser base. To do so, we must convince prospective advertisers of the benefits of our services. We must also convince prospective advertisers that our advertising services work to their benefit. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. Failure to establish our subscriber/advertiser base will harm our business.

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

At this time, we do not have the capital necessary to promote and market our services, so we cannot assure you that we will be successful in this effort. If we are not successful in promoting market awareness and acceptance of our cannabis related directory and advertising services, we will not succeed in implementing our business plan. If cannabis related businesses do not recognize the need to market their products, then the market for our cannabis related directory and advertising services may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our cannabis related directory and advertising services is critical to achieving widespread acceptance of our services. Furthermore, we believe that the importance of product awareness will increase as competition in our market develops. Successful promotion of our services will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful services, at competitive prices.

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

Currently, the Company’s primary online competitors are Weedmaps and Leafly, each an online directory of medical marijuana dispensaries and doctors, and Match.com, latinopeoplemeet.com, my420mate.com, 420singles.com, jdate.com/en-us, blackpeoplemeet.com, each online dating applications. With 45 brands, including Tinder and Plenty of Fish, Match. Com is the largest group of dating sites in the word. Competition in the online dating space is primarily about marketing and originality and we believe the Crush apps group is among the more appealing of the smaller apps in the dating space.  With the Joint Lovers app, Crush has the advantage of advertising and marketing on our 15 owned or affiliated web sites.

Neither Weedmaps nor Leafly currently serve the legal recreational market. Accordingly, we consider these companies a competitor only with respect to medical dispensaries/doctors, and not otherwise. Currently, our competitors are much larger than we are and have substantially greater financial resources than we do. Once we attain a high level of traffic to our websites, of which there can be no assurance, we believe that we will be able to compete effectively against these companies with respect to medical dispensaries/doctors, as we expect our pricing to be much lower than that offered by either of them. The Company is not currently aware of any other online directory of cannabis related products and services.

Many of our current and potential competitors enjoy substantial competitive advantages, such as:

•higher levels of internet traffic

•greater name recognition and larger marketing budgets and resources;

•established marketing relationships and access to larger customer bases; and

•substantially greater financial, technical and other resources.

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

WE MAY NOT BE SUCCESSFUL IN SECURING LISTING RENEWALS, IN WHICH CASE OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

Our future success depends in part on achieving substantial revenue from listing fees for our cannabis related directory services. We anticipate that any listing fees for these cannabis related directory services will run on a monthly or annual renewal cycle. Our customers will have no obligation to renew their listings upon expiration of the monthly or annual renewal cycle. We cannot assure you that we will generate significant revenue from renewals. In order to achieve our long term revenue objectives, we will need to build a sizable base of customers that renew their listings at the end of each cycle. To date, we have not been able to build a meaningful customer base. If we are unable to sell significant renewals, there will be a material adverse effect on our long term revenue potential and our operating results.

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

Due to a lack of operating capital, we have been forced to reduce our staffing levels, which has placed, and will continue to place, a strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management and other personnel to manage our operational activity effectively. This will require us to hire and train additional personnel to manage our operations, for which we do not currently have the necessary capital. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage any future operational growth, implementation of our business plan will be materially and adversely affected.

THE LOSS OF KEY EMPLOYEES AND TECHNICAL PERSONNEL OR OUR INABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our success depends in part upon the continued service of our senior management personnel, including our EVP, John Venners, who is on an interim basis acting as our ranking executive officer. Our success will also depend on our future ability to attract and retain highly qualified technical, managerial and marketing personnel. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure you that we will continue to be successful in attracting or retaining such personnel. The loss of certain key employees, such as our EVP or future President/CEO, or our inability to attract and retain other qualified employees could have a material adverse effect on our business.

IF WE ACQUIRE ANY COMPANIES OR TECHNOLOGIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

We may acquire or make investments in complementary companies, services and technologies in the future. For example, as disclosed elsewhere herein, we have completed the acquisition of a company that develops online dating applications. We have only recently consummated this acquisitions, and therefore our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

•difficulties in integrating operations, technologies, services and personnel;

•diversion of financial and management resources from existing operations;

•risk of entering new markets;

•potential loss of key employees; and

•inability to generate sufficient revenues to offset acquisition or investment costs.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, or use our securities as acquisition currency, our existing stockholders percentage interest in the company will be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

BECAUSE COMPETITION FOR OUR TARGET EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN THE HIGHLY SKILLED EMPLOYEES WE NEED TO SUPPORT OUR PLANNED GROWTH.

To execute our business plan, we must attract and retain highly qualified personnel. We need to hire additional personnel in virtually all operational areas, including sales and marketing, operations and technical support, customer service and administration. Competition for these personnel is intense, especially for persons with high levels of experience in designing and developing Internet-related services. We cannot assure you that we will be successful in attracting and retaining qualified personnel. All of the companies with which we compete for experienced personnel have greater resources than we currently have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

Our quarterly operating results will likely vary in the future as a result of fluctuations in any revenues and operating expenses. Subject to receipt of additional funding, we expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our website development efforts and hire additional personnel. In addition, our operating expenses may fluctuate in the future, as a result of the following factors, among others:

•a concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•a concentration of general and administrative expenses, such as recruiting expenses and professional services fees; and

•a concentration of website development costs.

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

WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW SERVICES OR ENHANCEMENTS TO OUR EXISTING SERVICES AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

Our future success depends on our ability to develop new services or enhancements to our existing services that keep pace with rapid technological developments and that address the changing needs of our customers. We will need to continuously modify and enhance our technologies to keep pace with changes in internet-related software, browser and search engine technologies. We may not be successful in either developing such services or timely introducing them to the market. Currently, due to lack of operating capital, we do not have the personnel needed to rapidly develop new services or enhancements to existing services. In addition, uncertainties about the timing and nature of new technologies, or modifications to existing technologies, could increase our research and development expenses. The failure of our services to operate effectively with existing and future technologies will limit or reduce the market for our services, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 Not Applicable.

ITEM 2. PROPERTIES

We are headquartered in Scottsdale, Arizona where we rent approximately 2,100 share feet of office space. The monthly rent for this facility is approximately $2,700, all inclusive.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

 Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares were approved for quotation on the OTCQB Bulletin Board (OTCQB) of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “NCAP” on May 12, 2009. There is currently only a very limited trading market for shares of our common stock. Management does not expect any active market to develop in our common stock unless and until we are able to implement our business plan. In any event, no assurance can be given that any active market for our common stock will ever develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  For information regarding the requirements for resale under Rule 144, see the heading “Rule 144” below. In addition, of the 129,828,741 shares we had outstanding as of April 2, 2018, approximately 38,241,793 shares recently became freely tradable upon the effectiveness under the Securities Act of the Registration Statement filed on March 21, 2018. Consequently, the price of our common stock could drop substantially following the effectiveness of the Registration Statement if significant shares begin to be sold.

The following table sets forth, for the periods indicated, the high and low closing quotations, as reported by the OTCQB Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
	High	Low
2016
January 1 - March 31	0.13	0.05
April 1 – June 30	0.12	0.08
July 1- September 30	0.14	0.06
October 1 – December 31	0.25	0.09

2017
January 1 - March 31	0.28	0.09
April 1 – June 30	0.14	0.04
July 1- September 30	0.09	0.04
October 1 – December 31	0.14	0.04

These prices were obtained from the finance portal, Yahoo! Finance, and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

At April 2, 2018 we had approximately 200 shareholders of record, not including an indeterminate number of holders who may hold shares in “street name.”

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

Recent Issuances of Unregistered Securities

On December 21, 2017, the Company issued 3,000,000 shares of its common stock, valued at $300,000, as payment in for a consulting contract

On December 22, 2017, we sold 300,000 shares of common stock in a private transaction at a per share price of $.05, for gross proceeds of $15,000, to an “accredited investor” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended.

On January 10, 2018, the Company issued 106,500 shares of the Company’s commons stock to a vendor as settlement of a payable balance of $5,219.

On January 10, 2018, the Company issued 300,000 shares of the Company’s commons stock valued at $23,400 as a commitment fee to a prospective investor.

On January 8, 2018, the Company issued an aggregate 7,904,000 shares of the Company’s common stock in connection with the closing of the Crush Mobile acquisition.

On or about January 10, 2018, the Company issued a convertible promissory note in the principal amount of $100,000 for a purchase price of $90,000.

On February 16, 2018, the Company issued 500,000 shares of the Company’s common stock pursuant to a consulting contracts.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

On June 23, 2014, the Company acquired approximately 7,500 cannabis related Internet domain names from Kae Yong Park (who became our majority shareholder in connection with such acquisition). The list of domain names we acquired is filed as Exhibit 99.3 to the Form 8-K Current Report filed with the Commission on June 25, 2014. In consideration of the acquisition of these assets from Kae Yong Park, we issued her 78.5 million shares of our common stock. In addition, we issued a promissory note in the aggregate principal amount of $500,000, the payment of $400,000 of which is contingent upon our achieving $150,000 in monthly revenues. See Note 8 - Notes Payable Related Party and Note 13 - Commitments and Contingencies, in each case to the financial statements for the year ended December 31, 2017 filed herewith.

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

Recent Developments

During 2017, the Company sold 1,300,000 shares of its common stock, for aggregate net proceeds of $40,000.

In addition, between December 31, 2014 and through March 15, 2018, Kae Yong Park, a significant stockholder, and her spouse, Howard. R. Baer (collectively, “Park”), advanced an aggregate of $1,846,707 on a secured basis to the Company for short-term capital needs. During this period, the Company also repaid $284,340 of its secured debt to Park, recaptured $141,510 worth of payroll expenses for Park’s use of Company personnel, and $65,000 was assigned to an investor. Amounts recaptured for use of Company personnel have been treated as repayments on the Company’s Statements of Cash Flows. At April 2 2018, the Company had a note payable to Park for these advances of $1,355,857 which is secured by certain assets of the Company.

Between December 1, 2016, and March 29, 2018, the Company received proceeds of $699,499 from a related party and significant shareholder for which both interest bearing and non-interest bearing notes were issued. The notes, as extended, mature on June 30, 2018 with certain notes secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com. The Company had total notes payable to the related party of $772,936 at April 2, 2018.

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

Between February 29 and April 8, 2016, we received aggregate proceeds of $100,000 from the issuance of these convertible notes. The final $50,000 tranche was due April 29, 2016, but never paid. In connection with the settlement of the Tumbleweed litigation, on July 17, 2017, the $100,000 received was converted into 1,000,000 shares of the Company’s common stock.

Between February 29 and May 6, 2016, the joint venture company received aggregate proceeds of $85,000 from Tumbleweed Holdings, the joint venture partner. The final $15,000 tranche of the joint venture investment was due April 29, 2016 but was never paid. In connection with the settlement of the Tumbleweed litigation, on July 17, 2017, the Company and Tumbleweed settled the litigation relating to the joint venture. As part of the settlement, all remaining amounts due from Tumbleweed were forgiven, and the company issued 850,000 shares of common stock to settle the previously received $85,000 in convertible debt

In May 2017, we signed a non-binding memorandum of terms to acquire Crush Mobile. On August 8, 2017, we entered into a definitive agreement to acquire all the outstanding membership interests of Crush Mobile, LLC, which was amended by Amendment No. 1 dated January 4, 2018 (as amended, the “Agreement”). As reported in our form 8-K filed with the SEC on January 10, 2018, the Crush acquisition was closed January 8, 2018. Accordingly, Crush’s operations are not included in the financial statements of the company as of December 31, 2017. Under the terms of the Agreement, we acquired all the outstanding membership interests of Crush Mobile, in exchange for an aggregate of approximately 8 million shares of common stock, plus $80,000 in cash, payable within one year of closing. We also agreed to piggy-back registration rights with respect to the shares of common stock issuable to the sellers in connection with the acquisition. In connection with Amendment No. 1 to the Agreement, the parties waived the condition that the Company complete a funding of at least $500,000.

Crush Mobile’s assets consist primarily of trademarks, domain names, mobile dating applications and related software and intellectual property. Crush Mobile, with approximately nine hundred thousand members, has developed a group of dating sites with a presence in the Latino, Israeli and African American communities. Crush will also be incorporating Northsight’s "Joint Lovers" dating app, which concentrates on the Cannabis space, into its dating applications suite.

Effective February 1, 2018, we engaged Crush Mobile CEO, Sonya Kreizman, and Yosi Shemesh, as consultants. Ms. Kreizman and Mr. Shemesh will be paid $7,000 and $6,500 per month, respectively for their services.

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

Results of Operations

Year ended December 31, 2017 Compared to the year ended December 31, 2016

The Company incurred a net loss of approximately $1.2 million during the year ended December 31, 2017, as compared with a net loss of approximately $2 million during the comparable prior period.  The (all numbers approximate) $722,000 decrease in net loss is due primarily to a $458,000 decrease in losses from investments and equity investments (non-cash), a $131,000 decrease in loss on deposit (non-cash) a $283,000 decrease in executive compensation and a $65,000 decrease in rent – related party, partially offset by a $243,000 increase in general and administrative expense. The decrease in executive compensation is primarily due to a reduction in workforce and operations due to cash constraints in the current year.  The increase in general and administrative expenses is primarily due to an increase in warrant expense (non-cash expense) issued for debt consideration.  We expect our operating expenses to increase as we ramp up our operations in connection with the Crush acquisition, including website development and sales and marketing related activities.

Cash used in operating activities was approximately $489,000 during the year ended December 31, 2017 (about $41,000 per month), as compared with $673,000 during the comparable prior year (or about $56,000 per month). The (all numbers approximate) $185,000 decrease was primarily due to a decrease in net loss of $722,000, a $480,000 net increase in warrants issued as compensation, partially offset by a decrease in loss on deposit of $131,000, a decrease of $458,000 in losses on investment and equity investments, and a net increase in the change (decrease) in accounts payable of $282,000.

No cash was used by investing activities during the year ended December 31, 2017, compared to approximately $28,000 used on 2016, which was due to the Company’s investments in its joint venture in 2016.

Cash provided by financing activities during the year ended December 31, 2017 was approximately $475,000 as compared to approximately $693,000 in the prior comparable period. The $218,000 decrease was due to a decrease of $100,000 in proceeds from convertible note issuances and a $143,000 decrease in net proceeds from related party notes, partially offset by an increase of $25,000 in proceeds from the issuance of common stock. The company continues to be almost exclusively reliant on related parties for its funding needs.

Liquidity and Capital Resources

As of April 2, 2018, we had limited cash on hand. Between January 1, and December 31, 2017, the Company received gross proceeds from related party debt agreements of $635,049. In addition, in order to fund our basic operations, between January 3 and March 30, 2018, (i) Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (together, “Park”), have collectively made cash advances of $70,500, $7,000 of which has been repaid and (ii) John S. Lemak, a significant shareholder, made cash advances of $65,000. $141,510 of the amount owed Park has been offset against the amount owed to account for Park’s use of Company personnel, leaving a balance due Park of $1,355,857, as of April 2, 2018.

In January 2018, we agreed to sell up to $450,000 in principal amount of convertible notes for an aggregate purchase price of $405,000, in connection with which we sold a convertible note in the principal amount of $100,000 for a purchase price of $90,000.  The Company also issued 300,000 of the Company’s common stock as a commitment fee in conjunction with this note.

We are experiencing a severe and ever-increasing working capital deficiency (all numbers approximate). As of December 31, 2017 we had a working capital deficiency of $2.9 million, compared to a working capital deficiency of $2.8 million at December 31, 2016. The $100,000 increase in the working capital deficiency was due primarily to a $631,000 aggregate increase in accounts and notes payable - related party, partially offset by a $121,000 decrease in accounts payable, a $100,000 decrease in convertible notes payable and a $292,000 increase in prepaid expenses.

We continue to have an immediate and urgent need for additional capital. Since early 2015, we have experienced great difficulty raising capital from third parties. The lack of operating capital continues to materially and adversely affect our business operations. Neither Ms. Park, her spouse nor Mr. Lemak are under any obligation to provide any further funding to us. Ms. Park and her spouse are no longer able to provide ongoing advances to fund our operations, even on a limited basis.

Due to the lack of operating capital, we are unable to implement our business plan, even on a curtailed basis. If we do not receive a significant infusion of capital in the near term, it is unlikely that we will be able to continue as a going concern, in which case, investors would suffer a total loss of their investment in our Company.

We have not yet realized any significant operating revenues. Crush Mobile has realized limited operating revenues.  Although our operations have been scaled back due to our lack of operating capital, we continue to incur significant costs and expenses in connection with our basic operations and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing ongoing negative cash flows from operations.

As noted above, we have only minimal cash on hand. Our current cash on hand is insufficient to fund our operations and the implementation of our business plan. As a result, we have an immediate and urgent need for additional funds. We are seeking to raise funds from third parties, either in the form of debt or equity.

Based on our current business plan, we anticipate that our operating and website development activities will use approximately $100,000 in cash per month over the next twelve months, or $1.2 million. Currently we have virtually no cash on hand, and consequently, we are unable to implement our current business plan. We believe that our operations will not begin to generate positive cash flows until at least the fourth quarter of 2018 (assuming we secure sufficient funding in the near term to implement our business plan, which we currently do not have). Accordingly, we have an immediate and extremely urgent need for capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have only nominal revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. Although we are attempting to raise additional funds through equity and/or debt financing, we are having great difficulty in securing any significant funding from unrelated third parties. If we are able to secure sufficient funding in the near term to implement our business plan, we expect that our operations could begin to generate significant revenues during the fourth quarter 2018, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

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

In addition, as described above, as of April 2, 2018, we are indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,355,857, which is secured by the Company’s assets. As of April 13, 2016 (with an effective date of January 1, 2016), $564,000 of the principal due under the note evidencing this indebtedness is interest bearing at the rate of 10% annually with any remainder being non-interest bearing. The $50,000 advance made March 29, 2018 bears interest at 8%, is secured by the Company’s interest in Crush Mobile, and is due June 30, 2018. Otherwise, amounts due under the main note are payable on demand. If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

Further, as described above, between January 1, and December 31, 2017, we received proceeds of $572,299 from John Lemak (and affiliates), a related party and significant shareholder, for which both interest bearing and non-interest bearing notes were issued. The notes, as extended, mature on June 30, 2018 with certain notes secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com. The Company had total notes payable to this related party of $772,936 at April 2, 2018. The $25,000 advance made March 29, 2018 bears interest at 8%, is secured by the Company’s interest in Crush Mobile (pari passu with Park), and is due June 30, 2018. If the notes due June 30, 2018 are not extended again, and we are unable to pay the amount due, which we cannot currently pay, then we would be in default and Mr. Lemak and his affiliates would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the years ended December 31, 2017 and 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northsight Capital, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northsight Capital, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015

Salt Lake City, UT

April 2, 2018

NORTHSIGHT CAPITAL, INC.

BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$612	$14,405
Prepaid expenses	291,781	-
Stock subscription receivable	15,000	-
Total Current Assets	307,393	14,405

Property and equipment, net $12,438 and $9,763 depreciation	-	2,675
Web Development Costs, net $207,315 and $189,223 amortization	104,597	176,963
Investment in joint venture	-	17,361
Total Assets	$411,990	$211,404

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$219,800	$340,805
Accounts payable and accrued expenses – related party	878,400	704,997
Notes payable – related party	2,000,293	1,542,217
Notes payable	79,900	79,900
Convertible notes payable	-	100,000
Total Current Liabilities	3,178,393	2,767,919

Noncurrent Liabilities
Notes payable – related party, net of current portion	400,000	400,000
Total Liabilities	3,578,393	3,167,919

Commitments and Contingencies

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 121,018,241 and 112,836,581 shares issued and outstanding as of December 31, 2017 and 2016, respectively	121,018	112,837
Subscription payable	-	62,000
Additional paid-in capital	18,638,874	17,552,058
Accumulated deficit	(21,926,295)	(20,683,410)
Total Stockholders' Deficit	(3,166,403)	(2,956,515)
Total Liabilities and Stockholders' Deficit	$411,990	$211,404

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,	December 31,
	2017	2016

Revenues	$20,100	$15,680

Operating Expenses:
General administrative	730,744	488,116
Consulting expense - related party	180,000	180,000
Executive compensation	-	282,594
Professional fees	234,713	212,815
Rent - related party	69,000	134,400
Travel	1,327	2,327
Total operating expenses	1,215,784	1,300,252

Loss from operations	(1,195,684)	(1,284,572)

Other Income (Expense)
Loss on extinguishment of debt	(5,798)	-
Gain on settlement of obligations	45,867	-
Loss on investments	(17,361)	(475,751)
Loss from equity investment	-	(10,695)
Interest expense	(69,909)	(63,063)
Loss on deposit	-	(131,000)
Total other income (expenses)	(47,201)	(680,509)

Net Loss Before Income Taxes	(1,242,885)	(1,965,081)

Income tax	-	-

Net Loss	$(1,242,885)	$(1,965,081)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	115,813,660	112,818,088
Loss per Common Share - Basic and Diluted	$(0.01)	$(0.02)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(1,242,885)	$(1,965,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,675	4,146
Amortization of web development costs	72,366	72,366
Stock issued for consulting	8,219	-
Loss on deposit	-	131,000
Warrants issued for executive compensation	-	102,594
Warrants issued for compensation – related party	480,199	-
Loss on extinguishment of debt	5,798	-
Loss on investments	17,361	475,751
Loss from equity investment	-	10,695
Gain on settlement of obligations	(45,867)	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Web development costs	-	-
Accounts receivable	-	400
Accounts payable and accrued expenses	37,660	(36,326)
Accounts payable - related party	175,692	531,055
Net Cash Used In Operating Activities	(488,782)	(673,400)
Cash Flows From Investing Activities
Investment in joint venture	-	(28,056)
Net Cash Used In Investing Activities	-	(28,056)
Cash Flows From Financing Activities
Proceeds from sale of common stock	25,000	-
Proceeds from convertible notes payable	-	100,000
Proceeds from notes payable – related party	635,049	656,600
Payments on notes payable – related party	(185,060)	(63,690)
Net Cash Provided by Financing Activities	474,989	692,910
Net Decrease In Cash	(13,793)	(8,546)
Cash, Beginning of Period	14,405	22,951
Cash, End of Period	$612	$14,405
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$158
Cash paid for income taxes	$-	$-
Non-Cash Activities
Issuance of common stock for consulting contracts	$300,000	$-
Issuance of common stock payable	$62,000	$-
Issuance of common stock as settlement of obligations	$142,398	$7,500
Issuance of common stock for stock subscription receivable	$15,000	$-

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2015	112,761,581	$ 112,762	$ 16,966,288	$ 62,000	$ (18,718,329)	$ (1,577,279)

Common stock issued for settlement of obligations	75,000	75	7,425	-	-	7,500
Warrants issued as compensation	-	-	102,594	-	-	102,594
Warrants issued in conjunction with joint venture	-	-	475,751	-	-	475,751
Net loss for the year ended December 31, 2016	-	-	-	-	(1,965,081)	(1,965,081)

Balance, December 31, 2015	112,836,581	$ 112,837	$ 17,552,058	$ 62,000	$ (20,683,410)	$ (2,956,515)

Common stock issued for settlement of prior obligations	400,000	400	61,600	(62,000)	-	-
Common stock issued for settlement of obligations	1,631,660	1,631	80,417	-	-	82,048
Common stock sold for cash	1,000,000	1,000	24,000	-	-	25,000
Common stock issued for stock subscription receivable	300,000	300	14,700			15,000
Common stock issued in conjunction with Tumbleweed settlement	1,850,000	1,850	128,900	-	-	130,750
Common stock issued in conjunction with consulting contracts	3,000,000	3,000	297,000	-	-	300,000
Warrants issued as compensation – related party	-	-	480,199	-	-	480,199
Net loss for the year ended December 31, 2017	-	-	-	-	(1,242,885)	(1,242,885)

Balance, December 31, 2017	121,018,241	$ 121,018	$ 18,638,874	$ -	$ (21,926,295)	$ (3,166,403)

See accompanying notes to financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

In May 2017, we signed a non-binding memorandum of terms to acquire Crush Mobile. On August 8, 2017, we entered into a definitive agreement to acquire all the outstanding membership interests of Crush Mobile, LLC, which was amended by Amendment No. 1 dated January 4, 2018 (as amended, the “Agreement”). As reported in our form 8-K filed with the SEC on January 10, 2018, the Crush acquisition was closed January 8, 2018. Accordingly, Crush’s operations are not included in the financial statements of the company as of December 31, 2017. Under the terms of the Agreement, we acquired all the outstanding membership interests of Crush Mobile, in exchange for an aggregate of approximately 8 million shares of common stock, plus $80,000 in cash, payable within one year of closing. We also agreed to piggy-back registration rights with respect to the shares of common stock issuable to the sellers in connection with the acquisition. In connection with Amendment No. 1 to the Agreement, the parties waived the condition that the Company complete a funding of at least $500,000.

Crush Mobile’s assets consist primarily of trademarks, domain names, mobile dating applications and related software and intellectual property. Crush Mobile, with approximately nine hundred thousand members, has developed a group of dating sites with a presence in the Latino, Israeli and African American communities. Crush will also be incorporating Northsight’s "Joint Lovers" dating app, which concentrates on the Cannabis space, into its dating applications suite.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of December 31, 2017 and 2016, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include service contracts paid in advance with the company’s common stock.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent obligations from customers that are subject to normal collection terms and are recorded at the invoiced amount, net of any allowance for doubtful accounts, and do not typically bear interest. The Company assesses the collectability of the accounts by taking into consideration the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of selling, general and administrative expenses in the statements of operations. The Company writes off the receivable balance against the allowance when management determines a balance is uncollectible. At December 31, 2016, the Company recorded a full allowance of $34,204 against its receivable balance due to the uncertainty of its collectability, which was then written off in 2017.

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

Investment in joint Venture

The Company’s ownership of the joint venture company is accounted for under the equity method of accounting, in accordance with ASC 323. Under the equity method of accounting, an Investee Company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee Company is reflected as a gain or loss on the Company’s investment.  Additionally, under the equity method of accounting, the Company’s initial investment in the joint venture company was recorded at the historic cost basis of the contributed domain of $0.  Accordingly, the Company expensed $475,751 related to the value of warrants the Company issued and is included as a component of loss on investments in the Company’s Statements of Operations. As of December 31, 2017, the Company has abandoned the joint venture company.

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

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

•Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of an order from the Company’s distributors, resellers or customers.

•Delivery has occurred. Delivery is deemed to have occurred when title and risk of loss has transferred, either upon shipment of products to customers or upon delivery.

•The fee is fixed or determinable. The Company assesses whether the fee is fixed or determinable based on the terms associated with the transaction.

•Collection is reasonably assured. The Company assesses collectability based on credit analysis and payment history.

Revenue for adds sold is recognized upon delivery of the advertising or is amortized over the time period the advertisement runs using the straight-line method if the advertising contract spans multiple periods.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2017 and 2016.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying financial statements at December 31, 2017 and 2016.

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

The calculation of diluted net loss per share excludes 11,355,285 warrants as of December 31, 2017 and 2016, since their effect is anti-dilutive.

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

The Company has accumulated losses of $21,926,295 and has had sustained negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2017, the Company raised aggregate gross proceeds of $635,049 in capital through the issuance of notes payable and $25,000 through the issuance of common stock.  Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) eventually to generate profits from operations.

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

On July 17, 2017, the Company and Tumbleweed settled the litigation relating to the joint venture. As part of the settlement, Tumbleweed converted its $100,000 convertible note and it’s $85,000 joint venture investment into shares of company common stock at a rate of $.10 per share, resulting in a net loss on settlement of $30,750. The warrants issuable to Tumbleweed and the company were cancelled. The parties released each other from all claims related to the joint venture. Following the settlement, the Company wrote down its investment in the joint venture to zero and abandoned the joint venture.

Summary balance sheet information on the joint venture for at December 31, 2017 and 2016 is as follows:

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets
Accounts Receivable – Related Party	$-	$33,704
Total Current Assets	-	33,704

Web Development Costs	-	128,936
Total Assets	$-	$162,640

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable – related party	$-	$34,204
Total Current Liabilities	-	33,704

Stockholders' Equity
Common stock	-	1
Additional paid-in capital	-	146,560
Accumulated deficit	-	(18,125)
Total Stockholders' Equity	-	128,436
Total Liabilities and Stockholders' Equity	$-	$162,640

Summary revenue information on the joint venture for the years ended December 31, 2017 and 2016 is as follows:

	For the Years Ended
	December 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating Expenses:
General administrative	-	14,525
Rent - related party	-	3,600
Total operating expenses	-	18,125

Loss from operations	-	(18,125)

Net Loss	$-	$(18,125)

Company Share of Net Loss	$-	$(10,695)

NOTE 5 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350-50, during the years ended December 31, 2017 and 2016, the Company did not capitalize any costs incurred towards the development of various websites, including a website on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. The Company recorded website development expenses of $8,941 and $25,184 which is included in general and administrative expenses during the years ended December 31, 2017 and 2016, respectively.

The Company amortizes web development costs over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $72,366 and $72,366during the years ended December 31, 2017 and 2016, respectively.

	As of December 31, 2017	As of December 31, 2016	Amortization Period
Web development costs	$311,912	$311,912	5 years
Less: recapture of costs	-	-
Less: accumulated depreciation	(207,315)	(134,949)
	$104,597	$176,963

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2017 and 2016:

	As of December 31, 2016	As of December 31, 2015	Estimated Useful Life
Furniture and equipment	$12,438	$12,438	3 years
Total	12,438	12,438
Less: accumulated depreciation	(12,438)	(9,763)
	$-	$2,675

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset (approximately 3 years). The Company recorded depreciation expense of $2,675 and $4,146 during the years ended December 31, 2017 and 2016, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At December 31, 2017, the Company had a balance in related party accounts payable and accrued expenses of $878,400 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of significant shareholder	Consulting fees	$355,500
Howard Baer	Spouse of significant shareholder	Accrued Interest	112,955
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees	233,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent	166,976
John Lemak	Significant shareholder	Interest	6,503
			$878,400

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

On April 13, 2016, the Company agreed to amend the promissory note so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum.  At December 31, 2017, the Company had accrued interest under this note of $112,955.

During the year ended December 31, 2017, Park advanced an aggregate of $62,750 to the Company for short-term capital needs. During this period the Company repaid $43,550 of its secured debt to Park and recaptured $141,510 worth of payroll expenses for Park’s use of Company personnel.  Amounts recaptured for the use of Company personnel have been treated as repayments on the Company’s Statements of Cash Flows.   At December 31, 2017, the Company had a note payable to Park for these advances of $1,292,357 which is secured by the assets of the Company.  Because this debt is payable on demand, the company has classified it as a current liability.

The following table summarizes the Company’s balance for these advances for the year ended December 31, 2017:

Amount due - December 31, 2016	$1,414,667
Advances received from Park	62,750
Recapture of Company expenses	(141,510)
Repayments made to Park	(43,550)
Balance due – December 31, 2017	$1,292,357

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

Between December 1, 2016 and March 16, 2017, the Company received aggregate proceeds of $101,299 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $102,465 consisting of $101,000 in principal and $1,465 in accrued interest for the previous notes. The $299 forgiven as part of the note restructure was recorded as a gain on extinguishment of debt. The note is non-interest bearing, matures on June 30, 2018, as amended, and is unsecured.

Between December 15, 2016 and January 13, 2017, the Company received aggregate proceeds of $41,550 from Sandor Capital, a related party and significant shareholder, for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $42,374 consisting of $41,550 in principal and $824 in accrued interest for the previous notes. The note is non-interest bearing, matures on June 30, 2018, as amended, and is unsecured.

On April 1, 2017, the company renegotiated a $65,000 note to Sandor Capital, a related party and significant shareholder, with interest tied to the performance of its joint venture agreement into a new $71,097 note. The note is non-interest bearing, matures on June 30, 2018, as amended, and is unsecured. At the time of the refinance, the joint venture had not produced positive income, so no interest was due on the note. The $6,097 consideration given on the new note was recorded as a loss on extinguishment of debt.

Between May 1, 2017 and June 29, 2017, the Company received aggregate proceeds of $140,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $140,000 to restructure the previous notes. The note is non-interest bearing, matures on June 30, 2018 as amended, and is secured by certain domain names and websites owned by the Company.

Between August 1, 2017 and September 28, 2017, the Company received aggregate proceeds of $182,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which several notes were issued bearing 8% interest annually. The notes are non-interest bearing, mature on June 30, 2018, as amended, and secured by certain of the company’s domain name and websites.

Between October 1, 2017 and December 22, 2017, the Company received aggregate proceeds of $170,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which several notes were issued bearing 8% interest annually. The notes are non-interest bearing, mature on June 30, 2018, as amended, and are secured by certain of the company’s domain name and websites.

NOTE 9 – NOTES PAYABLE

Notes

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900.  The note bears interest at the rate of six percent (6%) annually.  In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898.  The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans.  As of December 31, 2017, these notes have not yet been repaid and principal and interest totaling $40,126 is in default.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each).  The note bears interest at the rate of six percent (6%) annually and has a security interest over the domain www.jointlovers.com.  As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918.  The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans). As of December 31, 2017, these notes have not yet been repaid and principal and interest totaling $51,025 is in default.

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

The following table summarizes the Company’s notes and convertible notes payable for the year ended December 31, 2017:

	Notes	Convertible Notes
Balance – December 31, 2016	$196,433	$100,000
Note proceeds received	-	-
Settlement of note	(116,533)	(100,000)
Repayments on notes	-	-
Balance –December 31, 2017	$79,900	$-

NOTE 10 - EQUITY

On March 30, 2016, the Company issued 75,000 shares of common stock as settlement of a contract obligation to a vendor valued at $7,500.

On January 20, 2017, the Company issued 400,000 previously accrued shares of the Company’s commons stock as settlement of its lawsuit with Lee Ori.

On April 10, 2017, we sold 1,000,000 shares of common stock in a private transaction at a per share price of $.025, for gross proceeds of $25,000, to an “accredited investor” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended.

Between June 5 and June 29, 2017, the Company issued a total of 1,631,660 shares of the Company’s common stock as settlement for an aggregate $163,166 in payables to an “accredited investor” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended. The Company recognized an aggregate gain of $76,617 on these settlements.

On July 17, 2017, the Company issued an aggregate 1,850,000 shares of the Company’s common stock in connection with the settlement of its lawsuit with Tumbleweed Holdings resulting in a net loss on settlement of $30,750.

On December 21, 2017, the Company issued 3,000,000 shares of its common stock, valued at $300,000 or $0.10 per share, as payment in for a consulting contract.  The Company recorded this issuance as a prepaid expense to be amortized over the contract’s twelve month term.

On December 22, 2017, we sold 300,000 shares of common stock in a private transaction at a per share price of $.05, for gross proceeds of $15,000, to an “accredited investor” within the meaning of Rule 502 of Regulation D under the Securities Act of 1933, as amended.

NOTE 11 – STOCK WARRANTS

On February 29, 2016, we sold $150,000 of convertible notes and warrants to purchase 4.9% of our issued and outstanding stock, in connection with our Joint venture agreement with Tumbleweed Holdings, Inc., as disclosed in our Form 8-K Current Report filed with the SEC on March 2, 2016. The warrant to purchase Company common stock has an exercise price of $0.08 per share, a three-year term and a cashless exercise right.

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

October 16, 2017, The Company issued Sandor Capital, a significant shareholder and related party, warrants to purchase an aggregate of 7 million shares of common stock at an exercise price of $.05 per share for a term of three years, warrants to purchase an aggregate of 1,130,285 shares of common stock at an exercise price of $.10 per share for a term of three years and warrants to purchase an aggregate of 2 million shares of common stock at an exercise price of $.05 per share for a term of three years. These warrants were valued at $480,195 using the black –Scholes binary model and we fully vested upon issue.

The Company has applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value at the commitment date for the above warrants were based upon the following management assumptions:

Commitment Date
Expected dividends	0%
Expected volatility	196.57%
Expected term:	3 years
Risk free interest rate	1.68%

A summary of the Company’s warrant activity for the year ended December 31, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2016	17,755,603	$0.08
Granted	10,130,285	0.06
Exercised/settled	-	-
Cancelled	(6,239,603)	0.10
Expired	(10,291,000)	0.05
Balance as December 31, 2017	11,355,285	$0.05

The Company’s outstanding warrants at December 31, 2017 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	11,355,285	2.54	$0.06	11,355,285	$0.06	117,000

The weighted average fair value per warrant issued during the year ended December 31, 2017 was $0.06.

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

Since the Company reflected a net loss for the years ended December 31, 2017 and 2016, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents at December 31, 2017 and 2016, respectively:

	As of December 31, 2017	As of December 31, 2016
Warrants (exercise price $0.05 - $0.25/share)	11,355,285	17,755,603
Convertible debt (exercise price $0.20/share)	-	500,000
	11,355,285	18,255,603

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

In May 2017, we signed a non-binding memorandum of terms to acquire Crush Mobile, LLC. On August 8, 2017, the company entered into a definitive agreement to acquire all the outstanding membership interests of Crush Mobile. Under the terms of the Agreement, the company will acquire all the outstanding membership interests of Crush Mobile, in exchange for an aggregate of approximately 8 million shares of common stock, plus $80,000 in cash payable in one year. The Company also agreed to piggy-back registration rights with respect to the shares of common stock issuable to the sellers in connection with the acquisition. See Note 16 – Subsequent Events

NOTE 14 – INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2017 and 2016, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $6,259,106 and $5,633,041, respectively. These losses are available for future years and expire through 2034.  Pursuant to Internal Revenue Code Section 382, utilization of these losses may be severely or completely limited due to more than 50% ownership changes in 2014, 2011 and 2010.

The deferred tax asset at December 31, 2017 and 2016 is summarized as follows:

Income Tax Footnote	12/31/2017	12/31/2016
Cumulative NOL	$(6,295,106)	$(5,633,041)

Deferred Tax assets:
(34% Federal, 7% Avg. Corp. Rate)
Net operating loss carry forwards	(8,982,765)	(8,473,442)
Stock/options issued for services	5,512,650	5,312,555
Stock/options issued for release	415,621	415,621
Depreciation and amortization	124,065	93,322
Impairment expense	144,913	144,913
Unrealized losses on investment	206,399	199,287
Valuation allowance	2,579,177	2,307,744
	$-	$-

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of approximately $2,579,177 and $2,307,744 at December 31, 2017 and 2016, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of approximately $271,000 is primarily attributable to the Company’s net operating loss during the year ended December 31, 2017.

The components of the income tax provision for the years ended December 31, 2016 and 2015 are as follows:

	2017	2016
Book income (loss) from operations	$(509,323)	$(804,932)
Stock/options issued for services	200,095	42,031
Stock/options issued for release	-	-
Depreciation and amortization	30,743	31,345
Unrealized losses on investment	7,112	199,287
Change in valuation allowance	271,375	532,269
	$-	$-

NOTE 15 – RELATED PARTY TRANSACTIONS

We are headquartered in Scottsdale, Arizona where we rented space from Howard R. Baer, the spouse of a significant shareholder until July 2017. We previously rented space form Kuboo, Inc., our former parent company. During the year ended December 31, 2017 we incurred related party rent expense of $69,000.

During the year ended December 31, 2017, Kae Yong Park, a significant shareholder, advanced an aggregate of $62,750 to the Company for short-term capital needs. During this period the Company repaid $43,550 of its secured debt to Park and recaptured $141,510 worth of payroll expenses for Park’s use of Company personnel.  Amounts recaptured for the use of Company personnel have been treated as repayments on the Company’s Statements of Cash Flows.   At December 31, 2017, the Company had a note payable to Park for these advances of $1,292,357 which is secured by the assets of the Company.

During the year ended December 31, 2017, the Company incurred expenses of $180,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, a significant shareholder.

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing.  At December 31, 2017, the Company has accrued interest owed under this agreement of $112,955.

During the year ended December 31, 2017, the Company received aggregate proceeds of $572,299 from Sandor Capital, a related party and significant shareholder and John Lemak, its affiliate, for which notes were issued. The notes, as extended, mature June 30, 2018 with some being secured and others unsecured. At December 31, 2017, the Company had accrued interest of $6,503 related to the notes.

NOTE 16 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported.  Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Capital Activity

Since December 31, 2017, Kae Yong Park, a significant shareholder, and her spouse, Howard R. Baer, have made additional advances to the Company of $70,500, have received repayments of $7,000 leaving a balance due of $1,355,857 at April 2, 2018. These advances are secured by certain Company assets, including all of its internet domain names, websites and related assets. Of the $52,000 advanced in 2018, the $50,000 advanced on March 29, 2018 is secured by the company’s interest in Crush Mobile, bears interest at 8% and is payable on June 30, 2018.

Since December 31, 2017, John S. Lemak, a significant shareholder, has made additional advances to the Company of $65,000 leaving a balance due of $772,936 at April 2, 2018. These advances generally bear interest at the rate of 8% and are secured by certain Company assets, including certain of its internet domain names, websites and related assets. Of the $65,000 advanced in 2018, the $25,000 advanced on March 29, 2018 is secured by the company’s interest in Crush Mobile (pari passu with Park/Baer), bears interest at 8% and is payable on June 30, 2018.

Notes Payable

On January 10, 2018, the Company issued a convertible promissory note in the principal amount of $100,000 for a purchase price of $90,000.

Equity Transactions

On January 10, 2018, the Company issued 106,500 shares of the Company’s commons stock to a vendor as settlement of a payable balance of $5,219.

On January 8, 2018, the Company issued 300,000 shares of the Company’s commons stock valued at $23,400 as a commitment fee to a prospective investor.

On January 8, 2018, the Company issued an aggregate 7,904,000 shares of the Company’s common stock in connection with the closing of the Crush Mobile acquisition described below.

As of January 8, 2018, the Company owed 500,000 shares of the Company’s common stock to Tumbleweed Holdings pursuant to their prior settlement agreement.

On February 16, 2018, the Company issued 500,000 shares of the Company’s common stock pursuant to a consulting contract.

Business Acquisition

In May 2017, we signed a non-binding memorandum of terms to acquire Crush Mobile. On August 8, 2017, the company entered into a definitive agreement to acquire all the outstanding membership interests of Crush Mobile, LLC, which was amended by Amendment No. 1 dated January 4, 2018 (as amended, the “Agreement”). As reported in the Company’s form 8-K filed with the SEC on January 10, 2018, the Crush acquisition was closed January 8, 2018. Under the terms of the Agreement, the company acquired all the outstanding membership interests of Crush Mobile, in exchange for an aggregate of approximately 8 million shares of common stock, plus $80,000 in cash, payable within one year of closing. The Company also agreed to piggy-back registration rights with respect to the shares of common stock issuable to the sellers in connection with the acquisition. Effective February 1, 2018, the company has engaged Crush Mobile current CEO, Sonya Kreizman, and Yosi Shemesh, as consultants. Ms. Kreizman and Mr. Shemesh will be paid $7,000 and $6,500 per month, respectively for their services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Our Principal Executive Officer and Financial Controller evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the control criteria established in a report entitled Internal Control — Integrated Framework—2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation, our Principal Executive Officer and Financial Controller, concluded that, as of December 31, 2017, our internal control over financial reporting was not effective, based on having insufficient resources to establish an effective control environment during 2017.

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

ITEM 9B. OTHER INFORMATION

Since December 31, 2017, Kae Yong Park, a significant shareholder, and her spouse, Howard R. Baer, have made additional advances to the Company of $70,500 and have received repayments of $7,000, leaving a balance due of $1,334,329 at April 2, 2018. $564,000 in principal amount due under said Note is interest bearing at the rate of 10% per annum, effective January 1, 2016. At December 31, 2017, the Company has accrued interest owed under this agreement of $112,955. These advances are secured by certain Company assets, including all of its internet domain names, websites and related assets. Of the $70,500 advanced in 2018, the $50,000 advanced on March 29, 2018 is secured by the Company’s interest in Crush Mobile, bears interest at 8% and is payable on June 30, 2018.

Since December 31, 2017, John S. Lemak, a significant shareholder, has made additional advances to the Company of $65,000 leaving a balance due of $772,936 at April 2, 2018. These advances are secured by certain Company assets, including certain of its internet domain names, websites and related assets. Of the $65,000 advanced in 2018, the $25,000 advanced on March 29, 2018 is secured by the company’s interest in Crush Mobile (pari passu with Park/Baer), bears interest at 8% and is payable on June 30, 2018.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officer/director and his respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
John P. Venners	66	Executive Vice President, Operations Director	August 5, 2015 August 18, 2014
James Janis	59	Executive Vice President, Director of Corporate Development	February 5, 2018
Thomas M. Dean	71	Director	July 1, 2015

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

Since September, 2010, Mr. Venners has been President, CEO, and a director of Kuboo, Inc., an Arizona based company focused on developing an internet portal that provides a safe environment for children to use and learn about the internet. Kuboo, Inc. is a significant shareholder of the Company and may be considered an affiliate of the Company. In addition, John Bluher, our CEO and one of our directors is also a director of Kuboo, Inc.

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

James Janis. Effective February 5, 2018, Mr. Janis was appointed Executive Vice President and Director of Corporate Development. During the past 5 years Mr. Janis has been an independent investment advisor to many public and private companies, primarily in the micro-cap space. He has advised numerous companies about mergers and acquisition transactions, as well as private financing and public offerings.

Mr. Janis spent 20 years in Public and Investor relations as Director of Investor Relations for the premier public relations firm, Martin E. Janis company. Janis handled both corporate clients and major political campaigns for the White House. During those years, Janis was highly involved with Public Relations for both Bush’s campaigns, Jack Kemp and Mitt Romneys runs for President. The Janis influence in the White House extended to many other political campaigns as well.

Janis’ initial experience in the market was as a Lead Quote Observer on the trading floor for Dean Witter Reynolds.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year (December 31, 2017), except that John Lemak and his affiliate, Sandor Capital Master Fund, a 10% beneficial owner, filed a Form 4 late.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our current and former CEOs and Presidents and to each of the three most highly compensated executive officers (collectively, the “Named Executive Officers”) during or with respect to the fiscal years ended December 31, 2017, 2016, and 2015.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Equity Compensation (1,3,4)	All other compensation	Total
John Hollister, Former CEO(1)	2017	-	-	-	-	-
	2016	-	-	$102,594	-	$102,594
	2015	-	-	$51,048	-	$51,048
John Venners, EVP Operations(2)	2017	-	-	-	-	-
Former President	2016	$180,000	-	-	-	$180,000
	2015	$73,973	-	-	-	$73,973
William Lupo, Former CEO(3)	2017	-	-	-	-	-
	2016	-	-	-	-	-
	2015	-	-	$800,000	-	$800,000
John Bluher, Former CEO(4)	2017	-	-	-	-	-
Former President	2016	-	-	-	-	-
	2015	$207,000	-	$482,500	$36,000	$725,500

(1)On October 21, 2015, John Hollister became our interim CEO. His agreement provides for a base salary of $400,000 annually and a $35,000 signing bonus subject to deferral until certain equity benchmarks are met as well as warrants to purchase an aggregate five million shares of the Company’s common stock at $0.09 per share.  The warrants are issuable as follows: 500,000 warrants within 5 business days of signing and 4,500,000 warrants to be issued in twelve quarterly installments of 375,000, commencing December 31, 2015, for so long as Mr. Hollister was employed by the Company.  The amounts previously reported as deferred Salary and Bonus were recaptured upon Mr. Hollister’s resignation, as the conditions for payment of the deferred salary had not been satisfied.  Equity compensation represents warrants to purchase an aggregate shares of the Company’s common stock. Mr. Hollister resigned as Interim CEO effective November 13, 2016.

(2)On August 5, 2015, Mr. Venners became our Executive Vice President, Operations.  His agreement provides for an annual base salary of $180,000.  Beginning January 1, 2017, Mr. Venners has waived his annual salary.  Mr. Venners resigned from his previous position as President, Treasurer and Secretary on March 24, 2014.  Between March 2014 and August 2015, Mr. Venners provided consulting services to the Company which are included in consulting expense – related party in our statements of operations.

(3)On July 15, 2015, the Company appointed William Lupo, Jr. as its CEO and issued 1,000,000 shares of its common stock valued at $800,000 pursuant to his employment letter.  Upon Mr. Lupo’s resignation on September 15, 2015, a separation agreement was signed for which he agreed to waive all accrued salary and subsequently returned 500,000 of these shares to the Company.

(4)Upon the hiring of William Lupo, Jr., Mr. Bluher stepped down as CEO and was appointed President.  Effective September 11, 2015, Mr. Bluher resigned as President at which time unpaid salaries and expense reimbursements due under his employment contract totaling $208,000 were settled with the issuance of 1,600,000 shares of the Company’s common stock.

Narrative Compensation Disclosure

The Board of Directors, which also functions as our Compensation Committee, intends to adopt a performance-based bonus program for the Company’s executive officers.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during the fiscal year ended December 31, 2017.

Director Compensation

No compensation was paid to any director for serving as such, with respect to the fiscal years ended December 31, 2017 and 2016.

Through December 31, 2017, Directors who were compensated as employees received no additional compensation for service on our Board of Directors. The Board of Directors plans to establish a compensation plan for nonemployee directors, in connection with our appointment of such director(s).

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

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2017.  During the year ended December 31, 2016 the company issued its former CEO Warrants to purchase an aggregate 1,125,000 shares of common stock valued at 102,594.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table provides information concerning beneficial ownership of our common stock as of April 2, 2018, for (i) each person named in the “Summary Compensation Table” as a current Named Executive Officer, (ii) each current director individually, (iii) all directors and executive officers as a group, and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for our executive officers and directors is in care of Northsight Capital, Inc., 7650 E Gray Rd, Suite 103, Scottsdale, AZ 85260.

Beneficial Owners

Name of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class

Kae Park PO Box 14110 Scottsdale, AZ 85260	23,590,932	18.2%

Winterwalk Capital, LLC(6)	9,000,941	6.9%

John Venners(3)	3,000,000	2.3%

Thomas Dean	-	*

Kuboo, Inc.	7,516,666	5.8%
7580 East Gray Rd. Scottsdale, AZ 85260

Sandor Capital Master Fund(4)	40,505,305	31.2%
2828 Routh St., Suite 500 Dallas TX 75201

All Directors and executive officers as a group (2 persons) (5)	10,516,666	8.1%

* Less than one percent (1%).

(1)Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)There were 129,828,741 shares of our common stock outstanding on April 2, 2018

(3)John Venners is a director and the CEO of Kuboo, Inc.

(4)John Lemak is the General Partner of Sandor Capital Master Fund, in which capacity, he manages the fund’s assets and day to day business activities. The shares beneficially owned above include warrants to purchase an additional aggregate 10,130,285 shares of common stock held by Sandor Capital Master Fund.

(5)Includes shares owned of record by Kuboo, Inc., as our director and EVP is also an officer and director of Kuboo

(6)Includes shares owned of record by Wealthcorp, LLC, Winterwalk, LLC and Christopher Walkup, who is a managing member of each of Wealthcorp, LLC and Winterwalk, LLC.

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

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

We are headquartered in Scottsdale, Arizona where we rented space from Howard R. Baer, the spouse of a significant shareholder until July 2017. We previously rented space form Kuboo, Inc., our former parent company. During the year ended December 31, 2017 we incurred related party rent expense of $69,000.

During the year ended December 31, 2017, Kae Yong Park, a significant shareholder, advanced an aggregate of $62,750 to the Company for short-term capital needs. During this period the Company repaid $43,550 of its secured debt to Park and recaptured $141,510 worth of payroll expenses for Park’s use of Company personnel.  Amounts recaptured for the use of Company personnel have been treated as repayments on the Company’s Statements of Cash Flows.   At December 31, 2017, the Company had a note payable to Park for these advances of $1,292,357 which is secured by the assets of the Company. Since December 31, 2017, Kae Yong Park, a significant shareholder, and her spouse, Howard R. Baer, have made additional advances to the Company of $70,500, have received repayments of $7,000 leaving a balance due of $1,355,857 at April 2, 2018. These advances are secured by certain Company assets, including all of its internet domain names, websites and related assets. An additional $50,000 was advanced on March 29, 2018. This advance is secured by the company’s interest in Crush Mobile, bears interest at 8% and is payable on June 30, 2018.

During the year ended December 31, 2017, the Company incurred expenses of $180,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, a significant shareholder.

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing.  At December 31, 2017, the Company has accrued interest owed under this agreement of $112,955.

During the year ended December 31, 2017, the Company received aggregate proceeds of $572,299 from Sandor Capital, a related party and significant shareholder and John Lemak, its affiliate, for which notes were issued. The notes, as extended, mature June 30, 2018 with some being secured and others unsecured. At December 31, 2017, the Company had accrued interest of $6,503 related to the notes. Since December 31, 2017, John S. Lemak, a significant shareholder, has made additional advances to the Company of $65,000 leaving a balance due of $772,936 at April 2, 2018. These advances are secured by certain Company assets, including certain of its internet domain names, websites and related assets. The additional $25,000 advanced on March 29, 2018, is secured by the company’s interest in Crush Mobile (pari passu with Park/Baer), bears interest at 8% and is payable on June 30, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 9 for information on our current and prior auditors. The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2017 and 2016:

Fee Category	2017	2016
Audit Fees	$43,750	$40,250
Audit related Fees	3,235	-
Tax Fees	-	-
All other Fees	-	-
Total Fees	$46,985	$40,250

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.  The following exhibits are filed as part of this Annual Report:

			Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		S-1		3.1	07/11/2008
3.2	By-Laws		S-1		3.2	07/11/2008
4.01	Asset purchase agreement between registrant and Kae Park, as seller, dated 05/02/2014		8-K		4.01	05/07/2014
4.1	Common Stock Purchase Warrant		10Q		4.1	11/21/2011
10.5	Amended and Restated Promissory Note issued to Kae Yong Park July 25, 2014		10Q		10.5	08/19/2014
10.7	Agreement with Kae Yong Park dated September 23, 2014		S-1		10.7	12/12/2014
10.9	Second Amended and Restated Promissory Note Issued to Kae Yong Park and Howard R. Baer (dated 09/30/15)		10Q		10.10	11/20/2015
10.10	Agreement with Sandor Capital Master Fund		10-K		10.11	5/20/2015
10.11	Security Agreement with Kae Yong Park and Howard Baer		10-Q		10.13	11/20/2015
10.12	Settlement Agreement with Tumbleweed Holdings, Inc.		10-Q		10.13	8/21/2017
10.13	Joint Venture Agreement with Tumbleweed Holdings, Inc., dated February 29, 2016		10-K		10.14	4/4/2016
10.14	Form of Convertible Note issued to Tumbleweed Holdings, Inc., dated February 29, 2016		10-K		10.15	4/4/2016
10.15	Note Extension Agreement with John Lemak and Sandor Capital Master Fund		S-1		10.15	10/31/2017
10.16	Form of Note issued to Sandor Capital Master Fund dated May 11, 2016		10-Q		10.17	5/16/2016
10.17	Form of Warrant issued to Sandor Capital Master Fund dated September 14, 2017		10-Q		10.21	11/14/2017
10.18	Crush Mobile acquisition agreement, as amended by Amendment No. 1		S-1		10.18	2/12/2018

10.19	Preliminary Agreement, with Westcliff Technologies, Inc. dated November 10, 2017		10-Q		10.22	11/14/2017
10.20	Note Extension Agreement with John Lemak and Sandor Capital Master Fund dated December 28, 2017		S-1		10.20	2/12/18
10.21	Form of Note issued to Park dated March 29, 2018	X
10.22	Form of Note issued to John Lemak IRA dated March 29, 2018	X
31	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*	X
32	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	X

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northsight Capital, Inc.

By: /s/ John Venners

Name: John Venners

Title: EVP Operations

Date: April 2, 2018

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

By: /s/ John Venners

Name: John Venners,

Director, principal executive, financial and accounting officer

Date: April 2, 2018

By: /s/ Chris J. Kohler

Name: Chris J. Kohler,

Controller,

Date: April 2, 2018

By: /s/ Thomas Dean

Name: Thomas Dean,

Director

Date: April 2, 2018