Form 10-Q
period 2018-03-31
NORTHSIGHT CAPITAL, INC.
filed 2018-05-21
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 21, 2018
Common Capital Voting Stock, $0.001 par value per share	130,578,741 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

March 31, 2018

C O N T E N T S

Balance Sheets (unaudited)	3
Statements of Operations (unaudited)	4
Statements of Cash Flows (unaudited)	5
Notes to Unaudited Financial Statements	6

NORTHSIGHT CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$2,419	$612
Prepaid expenses	217,808	291,781
Stock subscription receivable	-	15,000
Total Current Assets	220,227	307,393

Web development costs, net $221,539 and $207,315 amortization	90,373	104,597
Goodwill	295,200	-
Other Intangibles, net $27,027 amortization	445,543	-
Total Assets	$1,051,343	$411,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$219,684	$219,800
Accounts payable and accrued expenses – related party	943,485	878,400
Notes payable – related party	2,165,593	2,000,293
Notes payable	159,900	79,900
Derivative liability	17,968	-
Total Current Liabilities	3,506,630	3,178,393

Noncurrent Liabilities
Convertible notes payable, net debt discounts	68,013	-
Notes payable – related party	400,000	400,000
Total Liabilities	3,974,643	3,578,393

Commitments and Contingencies

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 130,578,741 and 121,018,241 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	130,579	121,018
Additional paid-in capital	19,354,639	18,638,874
Accumulated deficit	(22,408,518)	(21,926,295)
Total Stockholders' Deficit	(2,923,300)	(3,166,403)
Total Liabilities and Stockholders' Deficit	$1,051,343	$411,990

See accompanying notes to consolidated financial statements.

NORTHSIGHT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017

Revenues	$12,763	$3,165

Operating Expenses:
General administrative	392,956	56,165
Consulting expense - related party	45,000	45,000
Professional fees	88,833	51,933
Rent - related party	-	34,500
Total operating expenses	526,789	187,598

Loss From Operations	(514,026)	(184,433)
Other Income (Expense)
Gain on extinguishment	62,912	-
Interest expense	(32,628)	(17,323)
Gain on derivatives	1,519	-
Total other income (expense)	31,803	(17,323)

Net Loss	$(482,223)	$(201,756)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	129,493,891	113,118,229
Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

NORTHSIGHT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(482,223)	$(201,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	-	1,037
Amortization of web development costs	14,224	18,091
Amortization of intangible assets	27,027	-
Amortization of debt discounts	2,500	-
Gain on extinguishment of debt	(62,912)	-
Stock issued for consulting	77,001	-
Stock issued for debt commitment	23,400	-
Gain on derivatives	(1,519)	-
Changes in operating assets and liabilities:
Prepaid expenses	73,973	-
Accounts payable and accrued expenses	(19,449)	27,805
Accounts payable - related party	65,085	78,406
Net Cash Used In Operating Activities	(282,893)	(76,417)

Cash Flows From by Investing Activities
Cash acquired in conjunction with business acquisition	$4,400	$-
Net Cash Provided by Investing Activities	4,400	-

Cash Flows From Financing Activities
Proceeds from equity receivable	30,000	-
Proceeds from convertible notes payable	85,000	-
Proceeds from notes payable – related party	172,300	105,699
Payments on notes payable – related party	(7,000)	(43,488)
Net Cash Provided by Financing Activities	280,300	62,211

Net Increase (Decrease) In Cash	1,807	(14,206)
Cash, Beginning of Period	612	14,405
Cash, End of Period	$2,419	$199

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Common stock issued as settlement of obligations	$5,325	$62,000
Common stock issued in conjunction with Crush Mobile acquisition	$382,512	$-
Common stock issued for debt payments	$234,000	$-
Derivatives recorded as debt discounts	$19,487	$-

See accompanying notes to consolidated financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

The Company’s principal business is to provide a wide variety of online directories for a broad range of businesses engaged in the lawful sale and distribution of cannabis and hemp related products. Through the acquisition of Crush Mobile (described below), the Company is developing a group of dating sites with a presence in the Latino, Israeli and African American communities. The following constitute the Company’s major product categories:  a monthly listing in one or more of the Company’s online directories, paid advertising in one or more of the Company’s online directories, leasing to customers one or more internet domain names for the customer’s exclusive use, and paid and unpaid online dating applications.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The Company and its subsidiary consist of the following entities, which have been consolidated in the accompanying financial statements:

Northsight Capital, Inc.

Crush Mobile, LLC

All intercompany balances have been eliminated in consolidation.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company had net losses of $482,223 for the three months ended March 31, 2018, has accumulated losses of $22,408,518 and has had consistent negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During three months ended March 31, 2018 the Company received a net $165,300 in loans from related party shareholders, and $85,000 from convertible notes to fund operations.  Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue its efforts to generate revenues and income from operations.

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

With the adoption of ASC 606, the Company reviewed its previous revenue recognition policy under ASC 605.  The Company determined that there were no material changes resulting from the adoption. Revenue would be recognized when the promised goods or services is provided to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. This is consistent with the revenue recognition policy previously used by the Company. The Company also reviewed the timing and recognition of accounts receivable for which the Company generates revenue and has determined no changes to be made to prior periods.

NOTE 4 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350-50, during the three months ended March 31, 2018 and the year ended December 31, 2017, the Company did not capitalize any expenses towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. During the three months ended March 31, 2018 and 2017 the Company recorded website development expenses of $2,438 and $2,218, respectively, which is included in general and administrative expenses on the Company’s consolidated statements of operations.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the three months ended March 31, 2018 and 2017 the Company recorded amortization expense of $14,224 and $18,091, respectively, related to websites previously launched.

	As of March 31, 2018	As of December 31, 2017	Amortization Period
Web development costs	311,912	311,912	5 years
Capitalized costs	-	-
Less: accumulated depreciation	(221,539)	(207,315)
	$90,373	$104,597

NOTE 5 – GOODWILL AND OTHER INTANGIBLES

On January 8, 2018, the Company closed its acquisition of Crush Mobile LLC. Under the terms of the Agreement, we acquired all the outstanding membership interests of Crush Mobile, in exchange for an aggregate 7,904,000 shares of common stock valued at $616,512, plus $80,000 in cash, payable within one year of closing. Crush Mobile’s assets consist primarily of trademarks, domain names, mobile dating applications and related software and intellectual property which the company has initially internally fair valued pending an independent 3rd party valuation.

Goodwill and intangible assets consisted of the following at March 31, 2018 and December 31, 2017:

	As of March 31, 2018	As of December 31, 2017	Estimated Useful Life
Trademarks	323,665	-	5 years
Software and intellectual property	140,000	-	3 years
Customer lists	8,905	-	1 year
Goodwill	295,200	-	1 year
Total	767,770	-
Less: Accumulated amortization	(27,027)	-
	$740,743	$-

The Company records amortization expense for intangible assets on a straight-line basis over the estimated life of the related asset (approximately 1-5 years). Goodwill is tested periodically for impairment.  The Company recorded amortization expense of $27,027 during the three months ended March 31, 2018.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At March 31, 2018, the Company had a balance in related party accounts payable and accrued expenses of $943,485 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of significant shareholder	Consulting fees	400,500
Howard Baer	Spouse of significant shareholder	Accrued interest	126,883
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees/salaries	233,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent	166,976
John Lemak	Significant shareholder	Accrued interest	12,660
			$943,485

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

During the three months ended March 31, 2018, Park advanced an aggregate of $57,300 on an unsecured basis to the Company for short-term capital needs.  During this period, the Company also repaid $7,000 of its debt to Park.  At March 31, 2018, the Company had a note payable to Park for these advances of $1,342,657 which is secured by the assets of the Company.  Park’s security interest in certain of the Company’s domains, websites and other assets has been subordinated to the security interest granted to John Lemak (and affiliated persons), who is an affiliate of Sandor capital, a significant shareholder, in connection with advances Mr. Lemak and related persons made to the company. Due to the on-demand nature of the amount owed to Park, the company has classified it as a current liability.

The following table summarizes the Company’s balance for these advances for the three months ended March 31, 2018:

Amount due - December 31, 2017	$1,292,357
Advances received from Park	57,300
Repayments made to Park	(7,000)
Balance due–March 31, 2018	$1,342,657

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

Between October 1, 2017 and December 22, 2017, the Company received aggregate proceeds of $170,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which several notes were issued bearing 8% interest annually. The notes mature on June 30, 2018, as amended, and are secured by certain of the company’s domain name and websites.

On February 15, 2018, the Company received $40,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on June 30, 2018 and is secured by certain of the company’s domain name and websites.

On March 29, 2018, the Company received $25,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on June 30, 2018 and is secured by the Company’s equity interests in Crush Mobile LLC.

On March 29, 2018, the Company received $50,000 from Kae Yong Park and her spouse Howard Baer (together, “Park”), a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on June 30, 2018 and is secured by the Company’s equity interests in Crush Mobile LLC.

See Note 16 - Subsequent Events

NOTE 8 – NOTES PAYABLE

Notes

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900.  The note bears interest at the rate of six percent (6%) annually.  In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898.  The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans.  As of March 31, 2018, these notes have not yet been repaid and are in default.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each).  The note bears interest at the rate of six percent (6%) annually.  As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918.  The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans). As of March 31, 2018, these notes have not yet been repaid and are in default.

Between June 5, 2017 and June 29, 2017 notes payable to a vendor in the aggregate amount of $116,553 were settled with the issuance of 1,631,660 shares of the Company’s common stock (an implied conversion price of $.10 per share).  The common stock was valued at $82,049 on the dates of issuance, resulting in a gain on settlement of $76,617.

On January 8, 2018, the Company assumed $80,000 in note payable to a former equity holder through its acquisition of Crush Mobile LLC.  The note is non-interest bearing and matures one year from the date of acquisition.

On January 8, 2018, the Company assumed $300,000 in notes payable to former equity holders through its acquisition of Crush Mobile LLC.  The notes were concurrently settled at closing through the issuance of 3,000,000 shares of the Company’s common stock. The Company recognized a gain on settlement of $66,000 related to these note settlements.

Convertible Notes

On January 10, 2018, the Company issued a three-year $100,000 convertible zero coupon note for proceeds of $85,000. The note is initially convertible into shares of the Company’s stock at a price of $0.10 per share or a total of 1,000,000 shares.  The note contains a provision which, in the event of default, adjusts the conversion price to equal 65% of the lowest closing price for the preceding 20 trading days.  At the time the note was signed, the Company was in default on a previous note which triggered this default provision. Consequently, the Company has accounted for this through the creation of a derivative liability initially valued at $19,487 which was recorded as a discount to the debt.

The following table summarizes the Company’s notes and convertible notes payable for the three months ended March 31, 2018:

	Notes	Convertible Notes
Balance – December 31, 2017	$79,900	$-
Note proceeds received	-	100,000
Notes acquired from business acquisition	80,000	-
Repayments on notes	-	-
Total	159,000	100,000
Debt discounts	-	(31,987)
Balance –March 31, 2018	$159,900	$68,013

NOTE 9 – DERIVATIVE LIABILITIES

The Company has identified conversion features embedded within its convertible note issued January 10, 2018 (see Note 8 – Notes Payable), and has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.  The Company has valued the embedded conversion feature using a Binomial Lattice Model.

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2017	$-
Day one value of derivatives issued	19,487
Fair value mark to market adjustment for equity instruments	(1,519)
Derivative liability – March 31, 2018	$17,968

The Company recorded the day one value of derivative contract associated with the convertible note issuance as a discount to the debt agreement to be amortized over the life of the agreement. The Company recorded a gain on derivatives of $1,519 during the three months ended March 31, 2018.

The fair values at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2018:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected term:	3 year	2.48 years
Risk free interest rate	2.07%	2.39%

NOTE 10 – BUSINESS ACQUISITION

On January 8, 2018, the Company completed its acquisition of Crush Mobile, LLC (“Crush Mobile”) from its members.  Crush Mobile’s assets consist primarily of trademarks, domain names, mobile dating applications and related software and intellectual property. In connection with the closing of the acquisition, the Registrant is issuing an aggregate of 7,904,000 shares of common stock as follows: (i) 4,904,000 shares to the Crush Mobile members and (ii) 3,000,000 shares to certain Crush Mobile creditors (who are also members) in full satisfaction of $300,000 of indebtedness owed to them by Crush Mobile.

The Company applied the acquisition method of accounting to the business combination and has valued each of the assets acquired (cash, accounts receivable, customer lists, and intangible assets) and liabilities.  The cash, accounts receivable, intangible assets, accounts payable and notes payable were deemed to be recorded at fair value as of the acquisition date. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company issued 4,904,000 shares of common stock, and an additional 3,000,000 shares of common stock to satisfy outstanding notes payable.

The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Purchase Price
4,904,000 shares of common stock valued at $0.078 per share	$382,512

Allocation of Purchase Price
Cash	$4,400
Receivables	15,000
Trademarks	323,665
Intellectual property	140,000
Customer lists	8,905
Goodwill	295,200
Accounts payable	(24,658)
Debt Obligations	(380,000)
$382,512

From the date of acquisition on January 8, 2018 to March 31, 2018, Crush Mobile generated total revenue of $8,795.

NOTE 11 – EQUITY

On January 10, 2018, the Company issued 106,500 shares of the Company’s commons stock to a vendor as settlement of a payable balance of $5,219, resulting in a loss on settlement of $3,089.

On January 8, 2018, the Company issued 300,000 shares of the Company’s commons stock valued at $23,400 as a commitment fee to a prospective investor.

On January 8, 2018, the Company issued an aggregate 7,904,000 shares of the Company’s common stock in connection with the closing of the Crush Mobile acquisition (see Note 10 – Business Acquisition).

On January 8, 2018, the Company issued 500,000 shares of the Company’s common stock to Tumbleweed Holdings pursuant to their prior settlement agreement.

On February 16, 2018, the Company issued 500,000 shares valued at $25,500, or $0.05 per share, of the Company’s common stock pursuant to a consulting contract.

On February 21, 2018, the Company issued 250,000 shares valued at $12,500, or $0.05 per share, of the Company’s common stock pursuant to a consulting contract.

NOTE 12 – STOCK WARRANTS

The Company has applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the Company’s warrant activity for the three months ended March 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2017	11,355,285	$0.05
Granted	-	-
Expired	(375,000)	0.09
Cancelled	-	-
Exercised/settled	-	-
Balance as March 31, 2018	10,980,285	$.06

The Company’s outstanding warrants at March 31, 2018 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	10,980,285	2.37	$0.06	10,980,285	$0.06	-

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

Since the Company reflected a net loss for the three months ended March 31, 2018 and 2017, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of March 31, 2018:

As of March 31, 2018
Warrants (exercise price $0.05 - $0.25/share)	10,980,285
Convertible debt (exercise price $0.016/share)	6,129,329
17,109,614

NOTE 14 – RELATED PARTY TRANSACTIONS

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing. During the three months ended March 31, 2018, the company incurred interest expense of $13,907 related to this note.  At March 31, 2018, the Company has accrued interest owed under this agreement of $126,861.

During the three months ended March 31, 2018, the Company received aggregate proceeds of $65,000 from Sandor Capital, a related party and significant shareholder and John Lemak, its affiliate, for which notes were issued. The notes mature June 30, 2018 and are secured by certain company assets. At March 31, 2018, the Company had accrued interest of $12,660 related to his notes.

During the three months ended March 31, 2018, the Company received proceeds of $50,000 from Kae Yong Park, a significant shareholder, and her spouse, Howard Baer, a related party and significant shareholder for which a note was issued. The note matures June 30, 2018 and is secured by certain company assets. At March 31, 2018, the Company had accrued interest of $22 related to this note.

During the three months ended March 31, 2018, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (collectively, “Park”), advanced an aggregate of $57,300 on an unsecured basis to the Company for short-term capital needs.  During this period, the Company also repaid $7,000 of its secured debt to Park.  At March 31, 2018, the Company had a note payable to Park for these advances of $1,342,657 which is secured by the assets of the Company.

During the three months ended March 31, 2018, the Company incurred expenses of $45,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, our significant shareholder.

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

Loan Advances

Between April 17, 2018 and May 8, 2018, John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, advanced the Company an aggregate $90,000 to fund business operations.

Between April 3, 2018 and May 15, 2018, Kae Park, a related party and significant shareholder, advanced the Company an aggregate $67,000 to fund business operations.  During this same period, the company repaid $30,000 of these advances.

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

Recent Funding History

Between January 8, 2018 and May 15, 2018 Kae Yong Park, a significant shareholder, and her spouse, Howard R, Baer (collectively, Park), made $124,300 of cash advances to us to fund our basic operations, $37,000 of which has been repaid, leaving a balance due of $1,379,657, as of May 21, 2018.

On March 29, 2018, the Company received $50,000 from Kae Yong Park and her spouse Howard Baer (together, “Park”), a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on June 30, 2018 and is secured by the Company’s equity interests in Crush Mobile LLC.

Neither Ms. Park nor Mr. Baer are under any obligation to provide any further funding to the Company. The funding received to date is insufficient to fund the Company’s basic business operations.  The Company has an immediate and urgent need for additional capital. Since early 2015, the Company has experienced great difficulty in raising capital from third parties. See “Liquidity and Capital Resources.”

Between February 15, 2018 and May 8, 2018, the Company received aggregate proceeds of $155,000 from a Sandor Capital, related party and significant shareholder and John Lemak, its affiliate, for which notes were issued bearing 8% interest annually. The notes mature on June 30, 2018 and are secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com) and its ownership interests in Crush Mobile LLC.  The Company had total notes payable to the related party and its affiliate of $862,936 at May 21, 2018.

Neither Mr. Lemak nor Sandor Capital are under any obligation to provide any further funding to the Company.

The Company has used these limited funds to fund its basic operations on a severely scaled back basis.

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The Company incurred net losses of approximately $482,000 for the three months ended March 31, 2018 as compared to a net loss of $201,759 for the three months ended March 31, 2017.  The approximate $280,000 increase in net loss is due primarily to the following: (all numbers approximate) an increase in general and administrative expense of $337,000, due mainly to an increase in consulting and contract labor expenses related to the Crush Mobile acquisition, and non-cash consulting expenses of $151,000, a $37,000 increase in professional fees and a $15,000 increase in interest expense, partially offset by a $63,000 increase in gain on extinguishment of debt, a $2,000 increase in gain on derivatives, and a $35,000 decrease in rent – related party.  If we are able to raise substantial additional capital and/or close the Crush Mobile acquisition, we expect to ramp up our operations which will cause our operating expenses to increase substantially.

Liquidity and Capital Resources

As of March 31, 2018 and May 21, 2018, we had only a nominal amount of cash on hand. Between February 15 and May 8, 2018 the Company received gross proceeds from debt agreements of $155,000 from Sandor Capital, a related party and significant shareholder, and John Lemak, its affiliate.  Additionally, in order to fund our basic operations, between January 3 and May 15, 2018, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (together, “Park”), have collectively made cash advances of $124,300 to fund our basic operations, $37,000 of which has been repaid, leaving a balance due of $1,379,657, as of May 21, 2018.

On March 29, 2018, the Company received $50,000 from Kae Yong Park and her spouse Howard Baer (together, “Park”), a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on June 30, 2018 and is secured by the Company’s equity interests in Crush Mobile LLC, which lien has since been subordinated to a lien granted to John Lemak and affiliated parties.

Consequently, during the first 5 months of 2018 all of our funding was in the form of debt, the vast majority of which came from related parties. This ever increasing amount of debt, coupled with our negative cash flow from operations, puts us at risk of defaulting on repayment of these notes, which would result in our assets being foreclosed upon by the secured creditors, in which case we would cease to be a going concern.

At March 31, 2018 (all numbers approximate), we had a working capital deficiency of $3,286,000, compared to $2,871,000 at December 31, 2017.  The $415,000 increase in our working capital deficiency was due primarily to a $65,000 aggregate increase in accounts payable and accounts payable related party, and a $245,000 increase in notes payable and notes payable related party.

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

Cash used in operating activities during the three months ended March 31, 2018 (all numbers approximate) was $283,000 (about $94,000 per month), an increase of approximately $206,000 from the $76,000 used during the comparable prior period. The $206,000 increase in cash used by operations was due primarily to a $280,000 increase in net loss, a $47,000 decrease in the change in accounts payable and accrued expenses and accounts payable – related party, and a $63,000 increase in gain on settlement of debt (non-cash), partially offset by a $77,000 increase in stock issued for consulting (non-cash), and a $23,000 increase in stock issued for debt (non-cash).

Cash provided by financing activities for the three months ended March 31, 2018 was approximately $280,000 as compared to approximately $62,000 in the prior comparable period. The (all numbers are approximate) $218,000 increase is due primarily to an increase of $85,000 from the issuance of convertible notes, an increase of $67,000 in proceeds from the issuance of notes payable – related party, and a decrease of $36,000 in repayments of notes payable – related party and a $30,000 increase in proceeds from equity receivable.  The Company is experiencing ever increasing difficulty raising capital from third parties. Cash provided by financing activities is insufficient to fund the Company’s basic operating activities.

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

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will not be able to implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities (see Note 2 to the Financial Statements - Liquidity/Going Concern).

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

In addition, as described above, as of May 21, 2018, we are indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,429,657, which is secured by the certain Company assets. As of April 13, 2016 (with an effective date of January 1, 2016), $564,000 of the principal due under the note evidencing this indebtedness is interest bearing at the rate of 10% annually with any remainder being non-interest bearing. The $50,000 advance made March 29, 2018 bears interest at 8%, is secured by the Company’s interest in Crush Mobile, and is due June 30, 2018. Otherwise, amounts due under the main note are payable on demand. If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

Further, as described above, between February 15, 2018 and May 8, 2018, we received proceeds of $155,000 from John Lemak (and affiliates), a related party and significant shareholder, for which both interest bearing and non-interest bearing notes were issued. The notes, as extended, mature on June 30, 2018 with certain notes secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com). The Company had total notes payable to this related party of $862,936 at May 21, 2018. The $25,000 advance made March 29, 2018 bears interest at 8%, is secured by the Company’s interest in Crush Mobile (pari passu with Park) and is due June 30, 2018. If the notes due June 30, 2018 are not extended again, and we are unable to pay the amount due, which we cannot currently pay, then we would be in default and Mr. Lemak and his affiliates would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

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

Under the supervision and with the participation of our management, including our EVP Operations and financial controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our EVP and financial controller concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls were not effective for reasons discussed in our annual report.

Changes in Internal Control over Financial Reporting

None

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any pending legal proceedings

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

On or about January 8, 2018, the Company issued a convertible promissory note in the principal amount of $100,000 for a purchase price of $90,000.

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

Item 3. Defaults upon Senior Securities

As of May 21, 2018, the Company is in default under the following promissory notes:

Notes in the aggregate principal amount of $34,900 were due July 8, 2015.  The aggregate amount in default as of the date of this report was approximately $41,000, consisting of $34,900 in unpaid principal and approximately $6,100 in unpaid interest.

Notes in the aggregate principal amount of $45,000 were due on or around December 10, 2015. The aggregate amount in default as of the date of this report was approximately $52,500, consisting of $45,000 in unpaid principal and approximately $7,500 in unpaid interest.

On January 10, 2018, the Company issued a three-year $100,000 convertible zero coupon note for proceeds of $85,000. The note is initially convertible into shares of the Company’s stock at a price of $0.10 per share or a total of 1,000,000 shares.  The note contains a provision which, in the event of default, adjusts the conversion price to equal 65% of the lowest closing price for the preceding 20 trading days.  At the time the note was signed, the Company was in default on a previous note which triggered this default provision. Consequently, the Note is in default for the entire $100,000 principal amount.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Form of Note issued to Park dated March 29, 2018 (2)
10.2	Form of Note issued to John Lemak IRA dated March 29, 2018 (2)
10.3	Form of Note issued to Peak One Opportunity Fund dated January 1, 2018 *
10.4	Purchase agreement issued to Peak One Opportunity Fund dated January 1, 2018 *
31.1	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.

(2)Filed as Exhibits to our Form 10K filed on April 2, 2018 and incorporated herein by reference.

*Filed herewith

**Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	May 21, 2018	By:	/s/John Venners
John Venners, EVP Operations and Director