Form 10-Q/A
period 2018-03-31
NORTHSIGHT CAPITAL, INC.
filed 2018-06-21
CIK 1439397

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Northsight Capital, Inc. for the quarterly period ended March 31, 2018, filed with the Securities and Exchange Commission on May 21, 2018, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Form of Note issued to Park dated March 29, 2018 (2)
10.2	Form of Note issued to John Lemak IRA dated March 29, 2018 (2)
10.3	Form of Note issued to Peak One Opportunity Fund dated January 1, 2018 (3)
10.4	Purchase agreement issued to Peak One Opportunity Fund dated January 1, 2018 (3)
31.1	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.

(2)Filed as Exhibits to our Form 10K filed on April 2, 2018 and incorporated herein by reference.

(3)Filed as Exhibits to our Form 10Q filed on May 21, 2018 and incorporated herein by reference.

*Filed herewith

**Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	June 20, 2018	By:	/s/John Venners
John Venners, EVP Operations and Director