Form 10-Q
period 2018-06-30
NORTHSIGHT CAPITAL, INC.
filed 2018-08-20
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 20, 2018
Common Capital Voting Stock, $0.001 par value per share	130,578,741 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

June 30, 2018

CONTENTS

Balance Sheets (unaudited)	3

Statements of Operations (unaudited)	4

Statements of Cash Flows (unaudited)	5

Notes to Unaudited Financial Statements	6

NORTHSIGHT CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$4,340	$612
Prepaid expenses	143,836	291,781
Stock subscription receivable	-	15,000
Total Current Assets	148,176	307,393

Web development costs, net $235,764 and $207,315 amortization	76,148	104,597
Goodwill	295,200	-
Other Intangibles, net $57,021 amortization	415,549	-
Total Assets	$935,073	$411,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$222,378	$219,800
Accounts payable and accrued expenses – related party	982,843	878,400
Notes payable – related party	2,363,093	2,000,293
Notes payable	159,900	79,900
Derivative liability	32,237	-
Total Current Liabilities	3,760,451	3,178,393

Noncurrent Liabilities
Convertible notes payable, net debt discounts	113,959	-
Notes payable – related party	400,000	400,000
Total Liabilities	4,274,410	3,578,393

Commitments and Contingencies

Stockholders' Deficit
Common stock - 200,000,000 shares authorized having a par value of $.001 per share; 130,578,741 and 121,018,241 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	130,579	121,018
Additional paid-in capital	19,354,639	18,638,874
Accumulated deficit	(22,824,555)	(21,926,295)
Total Stockholders' Deficit	(3,339,337)	(3,166,403)
Total Liabilities and Stockholders' Deficit	$935,073	$411,990

See accompanying notes to consolidated financial statements.

NORTHSIGHT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues	$15,758	$5,923	$28,521	$9,088

Operating Expenses:
General administrative	297,949	65,151	690,905	121,316
Consulting expense - related party	45,000	45,000	90,000	90,000
Professional fees	70,767	88,981	159,600	140,914
Rent - related party	-	34,500	-	69,000
Total operating expenses	413,716	233,632	940,505	421,230

Loss from operations	(397,958)	(227,709)	(911,984)	(412,142)
Other Income (Expense)
Gain (loss) on extinguishment	-	(5,798)	62,912	(5,798)
Interest expense	(18,950)	(20,478)	(51,578)	(37,801)
Gain on settlement of debt	-	76,617	-	76,617
Gain on derivatives	871	-	2,390	-
Total other income (expense)	(18,079)	50,341	13,724	33,018

Net Loss	$(416,037)	$(177,368)	$(898,260)	$(379,124)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	130,578,741	114,480,880	130,039,313	113,847,866
Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to consolidated financial statements.

NORTHSIGHT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(898,260)	$(379,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	-	1,863
Amortization of web development costs	28,449	36,183
Amortization of intangible assets	57,021	-
Amortization of debt discounts	8,586	-
Gain (loss) on extinguishment of debt	(62,912)	5,798
Stock issued for consulting	224,946	-
Stock issued for debt commitment	23,400	-
Loss (Gain) on settlement of obligations	-	(76,617)
Gain on derivatives	(2,390)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(16,755)	40,988
Accounts payable - related party	104,443	151,548
Net Cash Used In Operating Activities	(533,472)	(219,361)

Cash Flows From by Investing Activities
Cash acquired in conjunction with business acquisition	$4,400	$-
Net Cash Provided by Investing Activities	4,400	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	25,000
Proceeds from equity receivable	30,000	-
Proceeds from convertible notes payable	140,000	-
Proceeds from notes payable – related party	437,800	272,949
Payments on notes payable – related party	(75,000)	(90,488)
Net Cash Provided by Financing Activities	532,800	207,461

Net Increase (Decrease) In Cash	3,728	(11,900)
Cash, Beginning of Period	612	14,405
Cash, End of Period	$4,340	$2,505

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Common stock issued as settlement of obligations	$5,325	$82,048
Issuance of common stock payable	$-	$62,000
Common stock issued in conjunction with Crush Mobile acquisition	$382,512	$-
Common stock issued for debt payments	$234,000	$-
Derivatives recorded as debt discounts	$34,627	$-

See accompanying notes to consolidated financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The Company and its subsidiary consist of the following entities, which have been consolidated in the accompanying financial statements:

Northsight Capital, Inc.

Crush Mobile, LLC

All intercompany balances have been eliminated in consolidation.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company had net losses of $416,037 and $898,260 for the three and six months ended June 30, 2018, has accumulated losses of $22,824,555 and has had consistent negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2018 the Company received a net $437,800 in loans from related party shareholders, and $140,000 from convertible notes to fund operations. Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue its efforts to generate revenues and income from operations.

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

NOTE 4 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350-50, during the six months ended June 30, 2018 and the year ended December 31, 2017, the Company did not capitalize any expenses towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” The Company does not intend to engage in the sale or distribution of marijuana or related products. During the six months ended June 30, 2018 and 2017 the Company recorded website development expenses of $3,897 and $3,430, respectively, which is included in general and administrative expenses on the Company’s consolidated statements of operations.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the six months ended June 30, 2018 and 2017 the Company recorded amortization expense of $28,449 and $36,183, respectively, related to websites previously launched.

	As of June 30, 2018	As of December 31, 2017	Amortization Period
Web development costs	311,912	311,912	5 years
Capitalized costs	-	-
Less: accumulated depreciation	(235,764)	(207,315)
	$76,148	$104,597

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Goodwill and intangible assets consisted of the following at June 30, 2018 and December 31, 2017:

	As of June 30, 2018	As of December 31, 2017	Estimated Useful Life
Trademarks	323,665	-	5 years
Software and intellectual property	140,000	-	3 years
Customer lists	8,905	-	1 year
Goodwill	295,200	-	1 year
Total	767,770	-
Less: Accumulated amortization	(57,021)	-
	$710,749	$-

The Company records amortization expense for intangible assets on a straight-line basis over the estimated life of the related asset (approximately 1-5 years). Goodwill is tested periodically for impairment. The Company recorded amortization expense of $57,021 during the six months ended June 30, 2018.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At June 30, 2018, the Company had a balance in related party accounts payable and accrued expenses of $982,843 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of significant shareholder	Consulting fees	417,500
Howard Baer	Spouse of significant shareholder	Accrued interest	140,768
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees/salaries	233,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent	166,976
John Lemak	Significant shareholder	Accrued interest	21,133
			$982,843

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

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 7 – NOTES PAYABLE RELATED PARTY (CONTINUED)

During the six months ended June 30, 2018, Park advanced an aggregate of $212,800 on an unsecured basis to the Company for short-term capital needs. During this period, the Company also repaid $75,000 of its debt to Park. At June 30, 2018, the Company had a note payable to Park for these advances of $1,430,157 which is secured by the assets of the Company. Park’s security interest in certain of the Company’s domains, websites and other assets has been subordinated to the security interest granted to John Lemak (and affiliated persons), who is an affiliate of Sandor capital, a significant shareholder, in connection with advances Mr. Lemak and related persons made to the company. Due to the on-demand nature of the amount owed to Park, the company has classified it as a current liability.

The following table summarizes the Company’s balance for these advances for the six months ended June 30, 2018:

Amount due - December 31, 2017	$1,292,357
Advances received from Park	212,800
Repayments made to Park	(75,000)
Balance due–June 30, 2018	$1,430,157

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

Between December 1, 2016 and March 16, 2017, the Company received aggregate proceeds of $101,299 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $102,465 consisting of $101,000 in principal and $1,465 in accrued interest for the previous notes. The $299 forgiven as part of the note restructure was recorded as a gain on extinguishment of debt. The note is non-interest bearing, matures on September 30, 2018, as amended, and is unsecured.

Between December 15, 2016 and January 13, 2017, the Company received aggregate proceeds of $41,550 from Sandor Capital, a related party and significant shareholder, for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $42,374 consisting of $41,550 in principal and $824 in accrued interest for the previous notes. The note is non-interest bearing, matures on September 30, 2018, as amended, and is unsecured.

On April 1, 2017, the company renegotiated a $65,000 note to Sandor Capital, a related party and significant shareholder, with interest tied to the performance of its joint venture agreement into a new $71,097 note. The note is non-interest bearing, matures on September 30, 2018, as amended, and is unsecured. At the time of the refinance, the joint venture had not produced positive income, so no interest was due on the note. The $6,097 consideration given on the new note was recorded as a loss on extinguishment of debt.

Between May 1, 2017 and June 29, 2017, the Company received aggregate proceeds of $140,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $140,000 to restructure the previous notes. The note is non-interest bearing, matures on September 30, 2018 as amended, and is secured by certain domain names and websites owned by the Company.

Between August 1, 2017 and September 28, 2017, the Company received aggregate proceeds of $182,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which several notes were issued bearing 8% interest annually. The notes are non-interest bearing, mature on September 30, 2018, as amended, and secured by certain of the company’s domain name and websites.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 7 – NOTES PAYABLE RELATED PARTY (CONTINUED)

Between October 1, 2017 and December 22, 2017, the Company received aggregate proceeds of $170,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which several notes were issued bearing 8% interest annually. The notes mature on September 30, 2018, as amended, and are secured by certain of the company’s domain name and websites.

On February 15, 2018, the Company received $40,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on September 30, 2018, as amended, and is secured by certain of the company’s domain name and websites.

On March 29, 2018, the Company received $25,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on September 30, 2018, as amended, and is secured by the Company’s equity interests in Crush Mobile LLC (pari passu with Park).

On March 29, 2018, the Company received $50,000 from Kae Yong Park and her spouse Howard Baer (together, “Park”), a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on September 30, 2018, as amended, and is secured by the a subordinated interest in the Company’s equity interests in Crush Mobile LLC.

On April 17, 2018, the Company received $40,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on September 30, 2018, as amended, and is secured by the Company’s equity interests in Crush Mobile LLC (pari passu with Park).

On May 8, 2018, the Company received $50,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on August 30, 2018, as amended, and is secured by the Company’s equity interests in Crush Mobile LLC (pari passu with Park).

On June 1, 2018, the Company received $16,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on September 1, 2018, as amended, and is secured by certain of the company’s domain name and websites.

On June 3, 2018, the Company received $4,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on September 3, 2018, and is secured by certain of the company’s domain name and websites.

NOTE 8 – NOTES PAYABLE

Notes

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900. The note bears interest at the rate of six percent (6%) annually. In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898. The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans. As of June 30, 2018, these notes have not yet been repaid and are in default.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each). The note bears interest at the rate of six percent (6%) annually. As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918. The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans). As of June 30, 2018, these notes have not yet been repaid and are in default.

Between June 5, 2017 and June 29, 2017 notes payable to a vendor in the aggregate amount of $116,553 were settled with the issuance of 1,631,660 shares of the Company’s common stock (an implied conversion price of $.10 per share). The common stock was valued at $82,049 on the dates of issuance, resulting in a gain on settlement of $76,617.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 8 – NOTES PAYABLE (CONTINUED)

On January 8, 2018, the Company assumed $80,000 in note payable to a former equity holder through its acquisition of Crush Mobile LLC. The note bears interest at 1% annually and matures one year from the date of acquisition.

On January 8, 2018, the Company assumed $300,000 in notes payable to former equity holders through its acquisition of Crush Mobile LLC. The notes were concurrently settled at closing through the issuance of 3,000,000 shares of the Company’s common stock. The Company recognized a gain on settlement of $66,000 related to these note settlements.

Convertible Notes

On January 10, 2018, the Company issued a three-year $100,000 (convertible zero coupon note for proceeds of $85,000). The note is initially convertible into shares of the Company’s stock at a price of $0.10 per share or a total of 1,000,000 shares. The note contains a provision which, in the event of default, adjusts the conversion price to equal 65% of the lowest closing price for the preceding 20 trading days. At the time the note was signed, the Company was in default on a previous note which triggered this default provision. Consequently, the Company has accounted for this through the creation of a derivative liability initially valued at $19,487 which was recorded as a discount to the debt.

On June 21, 2018, the Company issued a $58,000 convertible note for which it received $55,000 in proceeds. The note matures on September 20, 2019 and bears interest at an annual rate of 10%. The note is convertible into common stock at a price to equal 61% of the average of the lowest two trading prices for the preceding 15 trading days. At the time the note was signed, the Company was in default on a previous note which triggered the default provision in the note. Consequently, the Company has accounted for this through the creation of a derivative liability initially valued at $15,140 which was recorded as a discount to the debt.

See Note 16 – Subsequent Events for details on the Company’s convertible notes issued after June 30, 2018

The following table summarizes the Company’s notes and convertible notes payable for the six months ended June 30, 2018:

	Notes	Convertible Notes
Balance – December 31, 2017	$79,900	$-
Note proceeds received	-	140,000
Original discounts	-	18,000
Notes acquired from business acquisition	80,000	-
Repayments on notes	-	-
Total	159,000	158,000
Debt discounts	-	(44,041)
Balance –June 30, 2018	$159,900	$113,959

NOTE 9 – DERIVATIVE LIABILITIES

The Company has identified conversion features embedded within its convertible notes issued January 10, 2018 and June 21, 2018 (see Note 8 – Notes Payable), and has determined that the features associated with the embedded conversion options should be accounted for at fair value as a derivative liability. The Company has valued the embedded conversion features using a Binomial Lattice Model.

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2017	$-
Day one value of derivatives issued	34,627
Fair value mark to market adjustment for equity instruments	(2,390)
Derivative liability – June 30, 2018	$32,237

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 9 – DERIVATIVE LIABILITIES (CONTINUED)

The Company recorded the day one value of derivative contract associated with the convertible note issuances as a discount to the debt agreement to be amortized over the life of the agreement. The Company recorded a gain on derivatives of $2,390 during the six months ended June 30, 2018.

The fair values at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2018:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected term:	1.25 - 3 years	1.25 – 2.5 years
Risk free interest rate	2.07 – 2.56%	2.63%

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
$382,512

From the date of acquisition on January 8, 2018 to June 30, 2018, Crush Mobile generated total revenue of $21,570.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 11 – EQUITY

On January 10, 2018, the Company issued 106,500 shares of the Company’s commons stock to a vendor as settlement of a payable balance of $5,325, resulting in a loss on settlement of $3,089.

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

On February 6, 2018, the Company issued 250,000 shares valued at $12,500, or $0.05 per share, of the Company’s common stock pursuant to a consulting contract.

NOTE 12 – STOCK WARRANTS

The Company has applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the Company’s warrant activity for the six months ended June 30, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2017	11,355,285	$0.05
Granted	-	-
Expired	(750,000)	0.08
Cancelled	-	-
Exercised/settled	-	-
Balance as June 30, 2018	10,605,285	$.06

The Company’s outstanding warrants at June 30, 2018 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.05 - $0.25	10,605,285	2.2	$0.06	10,605,285	$0.06	-

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Since the Company reflected a net loss for the three and six months ended June 30, 2018 and 2017, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of June 30, 2018:

As of June 30, 2018
Warrants (exercise price $0.05 - $0.25/share)	10,605,285
Convertible debt (exercise price $0.0156 - $0.016/share)	9,882,551
20,487,836

NOTE 14 – RELATED PARTY TRANSACTIONS

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing. During the six months ended June 30, 2018, the company incurred interest expense of $27,814 related to this note. At June 30, 2018, the Company has accrued interest owed under this agreement of $140,768.

During the six months ended June 30, 2018, the Company received aggregate proceeds of $175,000 from Sandor Capital, a related party and significant shareholder and John Lemak, its affiliate, for which notes were issued. The notes mature Between August 30 and September 30, 2018 and are secured by certain company assets. At June 30, 2018, the Company had accrued interest of $21,133 related to his notes.

During the six months ended June 30, 2018, the Company received proceeds of $50,000 from Kae Yong Park, a significant shareholder, and her spouse, Howard Baer, a related party and significant shareholder for which a note was issued. The note, as amended, matures September 30, 2018 and is secured by certain company assets. At June 30, 2018, the Company had accrued interest of $1,019 related to this note.

During the six ended June 30, 2018, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (collectively, “Park”), advanced an aggregate of $212,800 on an unsecured basis to the Company for short-term capital needs. During this period, the Company also repaid $75,000 of its secured debt to Park. At June 30, 2018, the Company had a note payable to Park for these advances of $1,430,157 which is secured by the assets of the Company.

During the six months ended June 30, 2018, the Company incurred expenses of $90,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, our significant shareholder.

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

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Loan Advances

Between July 1, 2018 and August 1, 2018, Kae Park, a related party and significant shareholder, advanced the Company an aggregate $24,250 to fund business operations. During this same period, the company repaid $7,500 of these advances.

Notes

On July 11, 2018, the Company issued a $50,000 convertible note bearing interest at 10% annually and maturing on or about October 10, 2019. The note is convertible into the Company’s common stock at a price equal to 61% of the average of the lowest two closing bid prices of the Company’s common stock for the fifteen prior trading days.

On August 2, 2018, the Company issued a $66,150 convertible note. The note has a face amount of $66,150 (issued for a purchase price of $63,000) (a 5% original issue discount), bears interest at 8% annually and matures on or about August 2, 2019. The note is convertible into the Company’s common stock at a price equal to 62% of the average of the lowest two closing bid prices of the Company’s common stock for the twenty prior trading days.

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

Recent Funding History

Between January 8, 2018 and August 1, 2018 Kae Yong Park, a significant shareholder, and her spouse, Howard R, Baer (collectively, Park), made $237,050 of cash advances to us to fund our basic operations, $82,500 of which has been repaid, leaving a balance due of $1,446,907, as of August 20, 2018.

On March 29, 2018, the Company received $50,000 from Kae Yong Park and her spouse Howard Baer (together, “Park”), a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on September 30, 2018, as amended, and is secured by the Company’s equity interests in Crush Mobile LLC.

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

Between February 15, 2018 and June 5, 2018, the Company received aggregate proceeds of $175,000 from a Sandor Capital, related party and significant shareholder and John Lemak, its affiliate, for which notes were issued bearing 8% interest annually. The notes mature between August 30, 2018 and September 30, 2018, as amended, and are secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com) and its ownership interests in Crush Mobile LLC. The Company had total notes payable to the related party and its affiliate of $882,936 at August 20, 2018.

Neither Mr. Lemak nor Sandor Capital are under any obligation to provide any further funding to the Company.

Additionally, Between January 8, 2018 and August 2, 2018, but Company issued an aggregate $274,150 in convertible notes to fund operations.

The Company has used these limited funds to fund its basic operations on a severely scaled back basis.

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The Company incurred net losses of approximately $416,000 for the three months ended June 30, 2018 as compared to a net loss of $177,000 for the three months ended June 30, 2017. The approximate $239,000 increase in net loss is due primarily to the following: (all numbers approximate) an increase in general and administrative expense of $233,000, due mainly to an increase in consulting and contract labor expenses related to the Crush Mobile acquisition, and non-cash consulting expenses of $148,000, partially offset by a $18,000 decrease in professional fees, a $2,000 increase in gain on derivatives, and a $35,000 decrease in rent – related party. Due to the Crush Mobile acquisition, we expect this higher level of operating expenses to continue in future periods. If we are able to raise substantial additional capital , we expect to further ramp up our operations which will cause our operating expenses to increase substantially.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The Company incurred net losses of approximately $898,000 for the six months ended June 30, 2018 as compared to a net loss of $379,000 for the six months ended June 30, 2017. The approximate $519,000 increase in net loss is due primarily to the following: (all numbers approximate) an increase in general and administrative expense of $570,000, due mainly to an increase in consulting and contract labor expenses related to the Crush Mobile acquisition, and non-cash consulting expenses of $225,000, a $18,000 increase in professional fees, partially offset by a $2,000 increase in gain on derivatives, and a $69,000 decrease in rent – related party. Due to the Crush Mobile acquisition, we expect this higher level of operating expenses to continue in future periods. If we are able to raise substantial additional capital , we expect to further ramp up our operations which will cause our operating expenses to increase substantially.

Liquidity and Capital Resources

As of June 30, 2018 and August 20, 2018, we had only a nominal amount of cash on hand. Between February 15 and June 5, 2018, the Company received gross proceeds from debt agreements of $175,000 from Sandor Capital, a related party and significant shareholder, and John Lemak, its affiliate. Additionally, in order to fund our basic operations, between January 3 and August 1, 2018, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (together, “Park”), have collectively made cash advances of $237,050 to fund our basic operations, $82,500 of which has been repaid, leaving a balance due of $1,446,907, as of August 20, 2018.

On March 29, 2018, the Company received $50,000 from Kae Yong Park and her spouse Howard Baer (together, “Park”), a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on September 30, 2018, as amended, and is secured by the Company’s equity interests in Crush Mobile LLC, which lien has since been subordinated to a lien granted to John Lemak and affiliated parties.

Additionally, Between January 8, 2018 and August 2, 2018, but Company issued an aggregate $274,150 in convertible notes to fund operations.

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

At June 30, 2018 (all numbers approximate), we had a working capital deficiency of $3,612,300, compared to $2,871,000 at December 31, 2017. The $741,000 increase in our working capital deficiency was due primarily to a $107,000 aggregate increase in accounts payable and accounts payable related party, a $443,000 increase in notes payable and notes payable related party, a $114,000 increase in convertible notes payable, a $32,000 increase in derivative liabilities and a $148,000 decrease in prepaid expenses.

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

Cash used in operating activities during the six months ended June 30, 2018 (all numbers approximate) was $533,000 (about $89,000 per month), an increase of approximately $314,000 from the $219,000 used during the comparable prior period. The $314,000 increase in cash used by operations was due primarily to a $519,000 increase in net loss, a $105,000 decrease in the change (increase) in accounts payable and accrued expenses and accounts payable – related party, and a $72,000 increase in gain on settlement of debt (non-cash), partially offset by a $225,000 increase in stock issued for consulting (non-cash), and a $23,000 increase in stock issued for debt (non-cash).

Cash provided by financing activities for the six months ended June 30, 2018 was approximately $533,000 as compared to approximately $207,000 in the prior comparable period. The (all numbers are approximate) $325,000 increase is due primarily to an increase of $140,000 from the issuance of convertible notes, an increase of $165,000 in proceeds from the issuance of notes payable – related party, a decrease of $15,000 in repayments of notes payable – related party and a $30,000 increase in proceeds from equity receivable. The Company is experiencing ever increasing difficulty raising capital from third parties. Cash provided by financing activities is insufficient to fund the Company’s basic operating activities.

If we are able to obtain additional funding and ramp up our operations, our operations will use increasing amounts of cash in coming quarters, unless and until we are able to generate revenue from our operating activities.

Based on our current business plan, we anticipate that our operating and website development activities will use approximately $100,000 in cash per month over the next twelve months, or $1.2 million. Currently we have virtually no cash on hand, and consequently, we are unable to implement our current business plan. We believe that our operations will not begin to generate positive cash flows until we secure sufficient funding to fully implement our business plan, which funding we currently do not have. Accordingly, we have an immediate and extremely urgent need for capital to fund our operating activities.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of services. As previously stated, we currently have only nominal revenue, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. Although we are attempting to raise additional funds through equity and/or debt financing, we are having great difficulty in securing any significant funding from unrelated third parties. Until we are able to secure sufficient funding and fully implement our business plan, we do not expect that our operations will generate significant revenues. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

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

We expect to fund these website development expenditures through a combination of cash flows from operations and proceeds from equity and/or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our website development expenditures, in which case, there could be an adverse effect on our business and results of operations.

We intend to raise additional funds in the near term from the further sales of debt and equity securities. Additional sales of common stock will reduce the percentage interest of existing shareholders in our company.

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

In addition, as described above, as of August 20, 2018, we are indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,446,907, which is secured by the certain Company assets. As of April 13, 2016 (with an effective date of January 1, 2016), $564,000 of the principal due under the note evidencing this indebtedness is interest bearing at the rate of 10% annually with any remainder being non-interest bearing. The $50,000 advance made March 29, 2018 bears interest at 8%, is secured by the Company’s interest in Crush Mobile, and is due September 30, 2018, as amended. Otherwise, amounts due under the main note are payable on demand. If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

Further, as described above, between February 15, 2018 and June 5, 2018, we received proceeds of $175,000 from John Lemak (and affiliates), a related party and significant shareholder, for which both interest bearing and non-interest bearing notes were issued. The notes, as extended, mature between August 30, 2018 and September 30, 2018 with certain notes secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com). The Company had total notes payable to this related party of $882,936 at August 20, 2018. The $25,000 advance made March 29, 2018 bears interest at 8%, is secured by a subordinated interest in the Company’s interest in Crush Mobile (pari passu with Park) and is due September 30, 2018, as amended. If the notes due September 30, 2018 are not extended again, and we are unable to pay the amount due, which we cannot currently pay, then we would be in default and Mr. Lemak and his affiliates would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

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

On or about January 8, 2018, the Company issued a convertible promissory note in the principal amount of $100,000 for a purchase price of $85,000.

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

Item 3. Defaults upon Senior Securities

As of August 20, 2018, the Company is in default under the following promissory notes:

Notes in the aggregate principal amount of $34,900 were due July 8, 2015. The aggregate amount in default as of the date of this report was approximately $41,460, consisting of $34,900 in unpaid principal and approximately $6,560 in unpaid interest.

Notes in the aggregate principal amount of $45,000 were due on or around December 10, 2015. The aggregate amount in default as of the date of this report was approximately $52,740, consisting of $45,000 in unpaid principal and approximately $7,740 in unpaid interest.

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

On June 21, 2018, the Company issued a $58,000 convertible note. The note matures on September 20, 2019 and bears interest at an annual rate of 10%. The note is convertible into common stock at a price to equal 61% of the average of the lowest two trading prices for the preceding 15 trading days. At the time the note was signed, the Company was in default on a previous note which triggered this default provision. Consequently, the Note is in default for the entire $58,000 principal amount.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Form of Note issued to Power Up Lending Group dated June 21, 2018 *
31.1	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	August 20, 2018	By:	/s/John Venners
John Venners, EVP Operations and Director