Form 10-Q
period 2018-09-30
NORTHSIGHT CAPITAL, INC.
filed 2018-11-15
CIK 1439397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 14, 2018
Common Capital Voting Stock, $0.001 par value per share	148,755,141 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

September 30, 2018

C O N T E N T S

Balance Sheets (unaudited)	3
Statements of Operations (unaudited)	4
Statements of Cash Flows (unaudited)	5
Notes to Unaudited Financial Statements	6

NORTHSIGHT CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$72,980	$612
Prepaid expenses	69,863	291,781
Stock subscription receivable	-	15,000
Total Current Assets	142,843	307,393

Web development costs, net $249,989 and $207,315 amortization	61,923	104,597
Goodwill	295,200	-
Other intangibles, net $87,345 amortization	385,225	-
Total Assets	$885,191	$411,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$196,398	$219,800
Accounts payable and accrued expenses – related party	1,051,476	878,400
Notes payable – related party	2,282,188	2,000,293
Notes payable	159,900	79,900
Derivative liability	153,845	-
Convertible notes payable, net debt discounts	119,122	-
Total Current Liabilities	3,962,929	3,178,393

Noncurrent Liabilities
Convertible notes payable, net debt discounts	84,408	-
Notes payable – related party	400,000	400,000
Total Liabilities	4,447,337	3,578,393

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock - 500,000,000 shares authorized having a par value of $.001 per share; 148,255,141 and 121,018,241 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	148,255	121,018
Additional paid-in capital	19,540,455	18,638,874
Accumulated deficit	(23,250,856)	(21,926,295)
Total Stockholders’ Deficit	(3,562,146)	(3,166,403)
Total Liabilities and Stockholders’ Deficit	$885,191	$411,990

See accompanying notes to consolidated financial statements.

NORTHSIGHT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenues	$16,288	$4,819	$44,809	$13,907

Operating Expenses:
General administrative	246,794	43,383	937,699	164,699
Consulting expense - related party	45,000	45,000	135,000	135,000
Professional fees	66,701	49,899	226,301	190,813
Rent - related party	-	8,477	-	77,477
Total operating expenses	358,495	146,759	1,299,000	567,989

Loss from operations	(342,207)	(141,940)	(1,254,191)	(554,082)
Other Income (Expense)
Gain (loss) on extinguishment	5,352	-	68,264	(5,798)
Loss on investments	-	(17,361)	-	(17,361)
Interest expense	(99,589)	(11,327)	(151,167)	(49,128)
Gain (loss) on settlement of debt	-	(30,750)	-	45,867
Gain on derivatives	10,143	-	12,533	-
Total other income (expense)	(84,094)	(59,438)	(70,370)	(26,420)

Net Loss	$(426,301)	$(201,378)	$(1,324,561)	$(580,502)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	135,579,571	117,396,502	131,906,360	115,048,140
Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

NORTHSIGHT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(1,324,561)	$(580,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	-	2,448
Amortization of web development costs	42,674	54,274
Amortization of intangible assets	87,345	-
Amortization of debt discounts	45,540	-
Gain (loss) on extinguishment of debt	(68,264)	5,798
Stock issued for consulting	298,918	-
Stock issued for debt commitment	23,400	-
Loss on settlement of obligations	-	(45,867)
Gain on derivatives	(12,533)	-
Loss on investments	-	17,361
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(15,972)	46,051
Accounts payable - related party	173,076	139,168
Net Cash Used In Operating Activities	(750,377)	(361,269)

Cash Flows From by Investing Activities
Cash acquired in conjunction with business acquisition	4,400	-
Net Cash Provided by Investing Activities	4,400	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	150,000	25,000
Proceeds from equity receivable	30,000	-
Proceeds from convertible notes payable	451,250	-
Payments on convertible notes payable	(94,800)	-
Proceeds from notes payable – related party	484,550	457,549
Payments on notes payable – related party	(202,655)	(135,588)
Net Cash Provided by Financing Activities	818,345	346,961

Net Change In Cash	72,368	(14,308)
Cash, Beginning of Period	612	14,405
Cash, End of Period	$72,980	$97

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Activities
Common stock issued as settlement of obligations	$263,823	$142,398
Issuance of common stock payable	$-	$62,000
Conversion of notes payable into common stock	$-	$70,400
Common stock issued in conjunction with Crush Mobile acquisition	$382,512	$-
Common stock issued for debt payments	$234,000	$-
Derivatives recorded as debt discounts	$166,378	$-
Warrants recorded as debt discounts	$32,082	$-

See accompanying notes to consolidated financial statements.

NORTHSIGHT CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On October 15, 2018, the Company amended its Articles of Incorporation to increase the authorized common shares of the Company from 200,000,000 to 500,000,000.

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The Company and its subsidiary consist of the following entities, which have been consolidated in the accompanying financial statements:

Northsight Capital, Inc.

Crush Mobile, LLC

All intercompany balances have been eliminated in consolidation.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company had net losses of $426,301 and $1,324,561 for the three and nine months ended September 30, 2018, has accumulated losses of $23,250,856 and has had consistent negative cash flows from operating activities since inception (May 2008). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2018 the Company received a net $281,895 in loans from related party shareholders, and $451,250 from convertible notes to fund operations.  Management plans to (i) raise additional capital as soon as possible, to fund continued operations of the Company and (ii) continue its efforts to generate revenues and income from operations.

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

NOTE 4 – WEB DEVELOPMENT COSTS AND DOMAIN NAMES ASSETS

In accordance with ASC 350-50, during the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company did not capitalize any expenses towards the development of multiple websites on which third parties can advertise the sale and distribution of cannabis related products and services: an online “yellow pages.” During the nine months ended September 30, 2018 and 2017 the Company recorded website development expenses of $30,609 and $5,750, respectively, which is included in general and administrative expenses on the Company’s consolidated statements of operations.

The Company amortizes these assets over their related useful lives (approximately 1 to 5 years), using a straight-line basis. Assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable, or at least annually. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. During the nine months ended September 30, 2018 and 2017 the Company recorded amortization expense of $42,674 and $54,274, respectively, related to websites previously launched.

	As of September 30, 2018	As of December 31, 2017	Amortization Period
Web development costs	311,912	311,912	5 years
Capitalized costs	-	-
Less: accumulated depreciation	(249,989)	(207,315)
	$61,923	$104,597

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

Goodwill and intangible assets consisted of the following at September 30, 2018 and December 31, 2017:

	As of September 30, 2018	As of December 31, 2017	Estimated Useful Life
Trademarks	$323,665	$-	5 years
Software and intellectual property	140,000	-	3 years
Customer lists	8,905	-	1 year
Goodwill	295,200	-	1 year
Total	767,770	-
Less: Accumulated amortization	(87,345)	-
	$385,225	$-

The Company records amortization expense for intangible assets on a straight-line basis over the estimated life of the related asset (approximately 1-5 years). Goodwill is tested annually for impairment.  The Company recorded amortization expense of $87,345 during the nine months ended September 30, 2018.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTY

At September 30, 2018, the Company had a balance in related party accounts payable and accrued expenses of $1,051,476 which consisted of the following:

Party Name:	Relationship:		Amount
Howard Baer	Spouse of significant shareholder	Consulting fees	$462,500
Howard Baer	Spouse of significant shareholder	Accrued interest	154,984
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Consulting fees/salaries	233,466
John Venners	Director/EVP, President and CEO of Kuboo, Inc.	Advances	3,000
Kuboo, Inc.	Former parent company, significant shareholder	Rent	166,976
John Lemak	Significant shareholder	Accrued interest	30,550
			$1,051,476

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

During the nine months ended September 30, 2018, Park advanced an aggregate of $259,550 on an unsecured basis to the Company for short-term capital needs.  During this period, the Company also repaid $142,650 of its debt to Park and recaptured $60,000 worth of payroll expenses for Park’s use of Company personnel.  At September 30, 2018, the Company had a note payable to Park for these advances of $1,349,252 which is secured by the assets of the Company.  Park’s security interest in certain of the Company’s domains, websites and other assets has been subordinated to the security interest granted to John Lemak (and affiliated persons), who is an affiliate of Sandor capital, a significant shareholder, in connection with advances Mr. Lemak and related persons made to the company. Due to the on-demand nature of the amount owed to Park, the company has classified it as a current liability.

The following table summarizes the Company’s balance for these advances for the nine months ended September 30, 2018:

Amount due - December 31, 2017	$1,292,357
Advances received from Park	259,550
Repayments made to Park	(142,655)
Recapture of company expenses	(60,000)
Balance due – September 30, 2018	$1,349,252

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

Between May 1, 2017 and June 29, 2017, the Company received aggregate proceeds of $140,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which notes were issued bearing 8% interest annually. On April 1, 2017, the Company issued a note for $140,000 to restructure the previous notes. The note is non-interest bearing, matures on January 31, 2019 as amended, and is secured by certain domain names and websites owned by the Company.

Between August 1, 2017 and September 28, 2017, the Company received aggregate proceeds of $182,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which several notes were issued bearing 8% interest annually. The notes are non-interest bearing, mature on January 31, 2019, as amended, and secured by certain of the company’s domain name and websites.

Between October 1, 2017 and December 22, 2017, the Company received aggregate proceeds of $170,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which several notes were issued bearing 8% interest annually. The notes mature on January 31, 2019, as amended, and are secured by certain of the company’s domain name and websites.

On February 15, 2018, the Company received $40,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on January 31, 2019, as amended, and is secured by certain of the company’s domain name and websites.

On March 29, 2018, the Company received $25,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on January 31, 2019, 2018, as amended, and is secured by the Company’s equity interests in Crush Mobile LLC (pari passu with Park).

On March 29, 2018, the Company received $50,000 from Kae Yong Park and her spouse Howard Baer (together, “Park”), a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on January 31, 2019, as amended, and is secured by the a subordinated interest in the Company’s equity interests in Crush Mobile LLC.

On April 17, 2018, the Company received $40,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on January 31, 2019, as amended, and is secured by the Company’s equity interests in Crush Mobile LLC (pari passu with Park).

On May 8, 2018, the Company received $50,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on January 31, 2019, as amended, and is secured by the Company’s equity interests in Crush Mobile LLC (pari passu with Park).

On June 1, 2018, the Company received $16,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on January 31, 2019, as amended, and is secured by certain of the company’s domain name and websites.

On June 3, 2018, the Company received $4,000 from John Lemak, an affiliate of Sandor Capital, a related party and significant shareholder, for which a note was issued bearing 8% interest annually. The note matures on January 31, 2019, as amended, and is secured by certain of the company’s domain name and websites.

NOTE 8 – NOTES PAYABLE

Notes Payable

On July 1, 2015, the Company entered into a seven (7) day loan agreement with two parties for aggregate proceeds of $34,900.  The note bears interest at the rate of six percent (6%) annually.  In addition to the loans, the Company issued an aggregate 349,000 shares of common stock valued at $26,016 and warrants to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $6,898.  The relative fair value of the shares and warrants associated with these notes have been recorded as debt discount to be amortized over the life of the loans.  As of September 30, 2018, these notes have not yet been repaid and are in default.

On August 10, 2015, the Company entered into a one hundred twenty (120) day loan agreement with an existing investor for aggregate proceeds of $45,000 (two installments of $22,500 each).  The note bears interest at the rate of six percent (6%) annually.  As additional consideration for these loans, the Company issued an aggregate 1,200,000 shares of common stock valued at $38,918.  The relative fair value of the shares associated with these notes have been recorded as debt discount to be amortized over the life of the loans). As of September 30, 2018, these notes have not yet been repaid and are in default.

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

On June 21, 2018, the Company issued a $58,000 convertible note for which it received $55,000 in proceeds.  The note matures on September 20, 2019 and bears interest at an annual rate of 10%. The note is convertible into common stock at a price to equal 61% of the average of the lowest two trading prices for the preceding 15 trading days.  At the time the note was signed, the Company was in default on a previous note which triggered the default provision in the note.  Consequently, the Company accounted for this through the creation of a derivative liability initially valued at $15,140 which was recorded as a discount to the debt.  On September 19, 2018, this note was redeemed by the Company for an aggregate payment of $72,505.

On July 10, 2018, the Company borrowed $50,000 from a third-party pursuant to a convertible promissory note for which the company received $47,500 in proceeds. The note bears interest at 10% annually and matures on or about October 10, 2019. The Note is convertible into common stock of the Company, commencing 6 months after the issue date, at a variable conversion price equal to a 39% discount to the average of the two lowest closing bids over the last fifteen days of the Company’s common stock.  The conversion option pricing adjusts the number of shares the note is convertible into based on current stock price making the number of shares the note is convertible into variable.  Consequently, the Company accounted for this through the creation of a derivative liability initially valued at $6,695 which was recorded as a discount to the debt.  Between August 8, 2018 and September 25, 2018, the Company made aggregate principle repayments of $36,800 on the note, leaving a balance of $13,200 as of September 30, 2018

On August 2, 2018, the Company borrowed $66,150 from a third-party pursuant to a convertible promissory note for which the Company received $60,000 in proceeds. The note bears interest at 8% annually and matures on or about August 2, 2019.  The Note is convertible into Company common stock, commencing 6 months after the issue date, at a variable conversion price equal to a 38% discount to the market price of the common stock.  The conversion option pricing adjusts the number of shares the note is convertible into based on current stock price making the number of shares the note is convertible into variable.  Consequently, the Company accounted for this through the creation of a derivative liability initially valued at $20,447 which was recorded as a discount to the debt.

On September 13, 2018, the Company issued a promissory note in the principal amount of $150,000 and a warrant to purchase 3,750,000 shares, to a third-party for a purchase price of $150,000 for which the Company received $137,250 in proceeds. The note bears interest at 12% annually and matures on or about June 13, 2019.  The Note is convertible into Company common stock, commencing 6 months after the issue date, at a variable conversion price equal to a 39% discount to the market price of the common stock.  The conversion option pricing adjusts the number of shares the note is convertible into based on current stock price making the number of shares the note is convertible into variable.  Consequently, the Company accounted for this through the creation of a derivative liability initially valued at $57,820 which was recorded as a discount to the debt.  Additionally, the warrants which were valued at a relative fair value of $32,082 were also recorded as a discount of the debt.

On September 19, 2018, the Company borrowed $75,000 from a third-party pursuant to a convertible promissory note for which the Company received $66,500 in proceeds. The note bears interest at 12% annually and matures on or about September 19, 2019. The Note is convertible into Company common stock, commencing 6 months after the issue date, at a variable conversion price equal to a 40% discount to the market price of the common stock.  The conversion option pricing adjusts the number of shares the note is convertible into based on current stock price making the number of shares the note is convertible into variable.  Consequently, the Company accounted for this through the creation of a derivative liability initially valued at $46,788 which was recorded as a discount to the debt.

The following table summarizes the Company’s notes and convertible notes payable for the nine months ended September 30, 2018:

	Notes	Convertible Notes
Balance – December 31, 2017	$79,900	$-
Note proceeds received	-	451,250
Original discounts	-	47,900
Notes acquired from business acquisition	80,000	-
Repayments on notes	-	(94,800)
Total	159,000	404,350
Short term portion	159,000	291,150
Long term portion	-	113,200
Debt discounts	-	(200,820)
Balance –September 30, 2018	$159,900	$203,530

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

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2017	$-
Day one value of derivatives issued	166,378
Fair value mark to market adjustment for equity instruments	(12,533)
Derivative liability – September 30, 2018	$153,845

The Company recorded the day one value of derivative contract associated with the convertible note issuances as a discount to the debt agreement to be amortized over the life of the agreement. The Company recorded a gain on derivatives of $12,533 during the nine months ended September 30, 2018.

The fair values at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2018:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected term:	9 months - 3 years	9 months – 2.25 years
Risk free interest rate	2.07 – 2.58%	2.59%

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
$382,512

From the date of acquisition on January 8, 2018 to September 30, 2018, Crush Mobile generated total revenue of $33,644.

NOTE 11 – EQUITY

On October 15, 2018, the Company amended its Articles of Incorporation to increase the authorized common shares of the Company from 200,000,000 to 500,000,000.

On January 10, 2018, the Company issued 106,500 shares of the Company’s commons stock to a vendor as settlement of a payable balance of $5,325, resulting in a loss on settlement of $3,089.

On January 8, 2018, the Company issued 300,000 shares of the Company’s commons stock valued at $23,400 as a commitment fee to a prospective investor.

On January 8, 2018, the Company issued an aggregate 7,904,000 shares of the Company’s common stock valued at $616,512, or $0.078 per share, in connection with the closing of the Crush Mobile acquisition (see Note 10 – Business Acquisition). Of these shares, 4,904,000 were issued as part of the acquisition and 3,000,000 shares were issued to settle $300,000 in notes payable.

On January 8, 2018, the Company issued 500,000 shares of the Company’s common stock valued at $39,000 to Tumbleweed Holdings pursuant to their prior settlement agreement.

On February 16, 2018, the Company issued 500,000 shares valued at $25,500, or $0.05 per share, of the Company’s common stock pursuant to a consulting contract.

On February 6, 2018, the Company issued 250,000 shares valued at $12,500, or $0.05 per share, of the Company’s common stock pursuant to a consulting contract.

On September 30, 2018, the Company issued 2,676,400 shares of the Company’s commons stock to, as settlement of a payable balance of $26,764, reflecting a price per share of $0.01.  The Company recorded a gain on settlement of $5,353 related to this transaction.

Between August 7, 2018 and September 30, 2018, the Company sold an aggregate of 15,000,000 shares of common stock for gross proceeds of $150,000 (a price per share of $0.01).  The securities were sold solely to “accredited investors”, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

NOTE 12 – STOCK WARRANTS

The Company has applied fair value accounting for all warrants issued. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

On September 14, 2018, the Company issued a warrant to purchase 3,750,000 shares, in conjunction with a note payable (see Note 8 – Notes Payable).  The warrants which were valued at a relative fair value of $32,082, using the Black-Scholes pricing model after adjusting for relative value based on a total Black-Scholes value of $40,811.

The Company has classified the warrant as having Level 2 inputs, and has used the Black-Scholes option-pricing model to value the warrant.  The fair value at the commitment and re-measurement dates for the above warrant was based upon the following management assumptions:

Commitment Date
Expected dividends	0%
Expected volatility	225%
Expected term:	5 years
Risk free interest rate	2.87%

A summary of the Company’s warrant activity for the nine months ended September 30, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2017	11,355,285	$0.05
Granted	3,750,000	0.01
Expired	(1,225,000)	0.10
Cancelled	-	-
Exercised/settled	-	-
Balance as September 30, 2018	13,880,285	$.04

The Company’s outstanding warrants at September 30, 2018 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.01 - $0.10	13,880,285	2.83	$0.04	13,880,285	$0.04	-

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

Since the Company reflected a net loss for the three and nine months ended September 30, 2018 and 2017, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of September 30, 2018:

As of September 30, 2018
Warrants (exercise price $0.05 - $0.25/share)	13,880,285
Convertible debt (exercise price $0.0048 - $0.0052/share)	83,774,305
97,654,590

NOTE 14 – RELATED PARTY TRANSACTIONS

On April 13, 2016, the Company agreed to amend the promissory note with Kae Yong Park and Howard R. Baer so as to make $564,000 in principal amount due under said Note interest bearing at the rate of 10% per annum, effective January 1, 2016. The remaining principal is non-interest bearing. During the nine months ended September 30, 2018, the company incurred interest expense of $42,030 related to this note.  At September 30, 2018, the Company has accrued interest owed under this agreement of $154,984.

During the nine months ended September 30, 2018, the Company received aggregate proceeds of $175,000 from Sandor Capital, a related party and significant shareholder and John Lemak, its affiliate, for which notes were issued. The notes mature Between August 30 and September 30, 2018 and are secured by certain company assets. At September 30, 2018, the Company had accrued interest of $30,550 related to his notes.

During the nine months ended September 30, 2018, the Company received proceeds of $50,000 from Kae Yong Park, a significant shareholder, and her spouse, Howard Baer, a related party and significant shareholder for which a note was issued. The note, as amended, matures September 30, 2018 and is secured by certain company assets. At September 30, 2018, the Company had accrued interest of $2,027 related to this note.

During the nine months ended September 30, 2018, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (collectively, “Park”), advanced an aggregate of $259,550 on an unsecured basis to the Company for short-term capital needs.  During this period, the Company also repaid $142,655 of its secured debt to Park and recaptured $60,000 worth of payroll expenses for Park’s use of Company personnel.  At September 30, 2018, the Company had a note payable to Park for these advances of $1,349,252 which is secured by the assets of the Company.

During the nine months ended September 30, 2018, the Company incurred expenses of $135,000 related to its consulting contract with Howard Baer, the spouse of Kae Yong Park, our significant shareholder.

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

Convertible Notes

On October 31, 2018, the Company borrowed $58,000 from a third-party pursuant to a convertible promissory note. The note has a face amount of $60,000 (issued for a purchase price of $58,000, a 3.33% original issue discount), bears interest at 10% annually and matures on or about October 29, 2019.

Equity

On October 1, 2018, the Company issued 500,000 shares of the Company’s common stock to an investor for proceeds of $5,000 or $0.01 per share.

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

Recent Funding History

Between January 8, 2018 and September 30, 2018, 2018 Kae Yong Park, a significant shareholder, and her spouse, Howard R, Baer (collectively, Park), made $259,550 of cash advances to us to fund our basic operations, $142,655 of which has been repaid and $60,000 of which was recaptured for Park’s use of Company personnel, leaving a balance due of $1,349,252, as of November 12, 2018.

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

Between February 15, 2018 and June 5, 2018, the Company received aggregate proceeds of $175,000 from a Sandor Capital, related party and significant shareholder and John Lemak, its affiliate, for which notes were issued bearing 8% interest annually. The notes mature between August 30, 2018 and September 30, 2018, as amended, and are secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com) and its ownership interests in Crush Mobile LLC.  The Company had total notes payable to the related party and its affiliate of $882,936 at November 14, 2018.

Neither Mr. Lemak nor Sandor Capital are under any obligation to provide any further funding to the Company.

Additionally, Between January 8, 2018 and October 31, 2018, but Company issued an aggregate $557,150 in convertible notes to fund operations.

The Company has used these limited funds to fund its basic operations on a severely scaled back basis.

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The Company incurred net losses of approximately $426,000 for the three months ended September 30, 2018 as compared to a net loss of $201,000 for the three months ended September 30, 2017.  The approximate $225,000 increase in net loss is due primarily to the following: (all numbers approximate) an increase in general and administrative expense of $203,000, due mainly to an increase in consulting and contract labor expenses related to the operations of the Crush Mobile acquisition, a $17,000 increase in professional fees and an increase of $88,000 in interest expense due to increased borrowing in the current period, partially offset by a $8,000 decrease in rent – related party, a $10,000 increase in gain on derivatives, a 5,000 non-cash increase in gain on extinguishment of debt, a $31,000 non-cash decrease in settlement expense, and a 17,000 non-cash decrease in loss on investments. Due to the Crush Mobile acquisition, we expect this higher level of operating expenses to continue in future periods.  If we are able to raise substantial additional capital, we expect to further ramp up our operations which will cause our operating expenses to increase substantially.

Nine months ended September 30, 2018 Compared to the Nine months ended September 30, 2017

The Company incurred net losses of approximately $1,325,000 for the nine months ended September 30, 2018 as compared to a net loss of $581,000 for the nine months ended September 30, 2017.  The approximate $744,000 increase in net loss is due primarily to the following: (all numbers approximate) an increase in general and administrative expense of $773,000, due mainly to an increase in consulting and contract labor expenses related to the operations of the Crush Mobile acquisition, and non-cash consulting expenses of $148,000, a $35,000 increase in professional fees and an increase of $102,000 in interest expense, and a $46,000 non-cash decrease in gain on settlement, partially offset by a $77,000 decrease in rent – related party, a $13,000 non-cash increase in gain on derivatives, a 74,000 non-cash increase in gain on extinguishment of debt, and a 17,000 non-cash decrease in loss on investments. Due to the Crush Mobile acquisition, we expect this higher level of operating expenses to continue in future periods.  If we are able to raise substantial additional capital, we expect to further ramp up our operations which will cause our operating expenses to increase substantially.

Liquidity and Capital Resources

As of September 30, 2018 and November 14, 2018, we had approximately $72,000 and a nominal amount of cash on hand. Between February 15 and June 5, 2018, the Company received gross proceeds from debt agreements of $175,000 from Sandor Capital, a related party and significant shareholder, and John Lemak, its affiliate.  Additionally, in order to fund our basic operations, between January 3 and September 30, 2018, Kae Yong Park, a significant shareholder, and her spouse, Howard Baer (together, “Park”), have collectively made cash advances of $259,550 of cash advances to us to fund our basic operations, $142,655 of which has been repaid and $60,000 of which was recaptured for Park’s use of Company personnel, leaving a balance due of $1,349,252, as of November 12, 2018.

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

Additionally, Between January 8, 2018 and September 19, 2018, but Company issued an aggregate $499,150 in convertible notes to fund operations.

Consequently, during the first 10 months of 2018 most of our funding was in the form of debt and equity issuances. This ever-increasing amount of debt, coupled with our negative cash flow from operations, puts us at risk of defaulting on repayment of these notes, which would result in our assets being foreclosed upon by the secured creditors, in which case we would cease to be a going concern.

At September 30, 2018 (all numbers approximate), we had a working capital deficiency of $3,820,086, compared to $2,871,000 at December 31, 2017.  The $949,000 increase in our working capital deficiency was due primarily to a $173,000 increase in accounts payable related party, a $80,000 increase in notes payable, a $282,000 increase in notes payable related party, a $119,000 increase in convertible notes payable, a $154,000 increase in derivative liabilities, a $222,000 decrease in prepaid expenses and a $15,000 decrease in accounts receivable, partially offset by at $23,000 decrease in accounts payable.

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

Cash used in operating activities during the nine months ended September 30, 2018 (all numbers approximate) was $750,000 (about $83,000 per month), an increase of approximately $381,000 from the $361,000 used during the comparable prior period. The $250,000 increase in cash used by operations was due primarily to a $744,000 increase in net loss, a $28,000 decrease in the change (increase) in accounts payable and accrued expenses and accounts payable – related party, and a $74,000 increase in gain on settlement of debt (non-cash), a $13,000 increase in gain on derivatives and a $17,000 decrease in loss on investments, partially offset by a $119,000 increase in depreciation and amortization expense, a $298,000 increase in stock issued for consulting (non-cash), a $45,000 decrease in gain on settlement of obligations and a $23,000 increase in stock issued for debt (non-cash).

Cash provided by financing activities for the nine months ended September 30, 2018 was approximately $818,000 as compared to approximately $347,000 in the prior comparable period. The (all numbers are approximate) $471,000 increase is due primarily to an increase of $356,000 from the proceeds net of repayments of convertible notes, an increase of $27,000 in proceeds from the issuance of notes payable – related party, a $125,000 increase in proceeds from the sale of common stock and a $30,000 increase in proceeds from equity receivable, partially offset by an increase of $67,000 in repayments of notes payable – related party.  The Company is experiencing ever increasing difficulty raising capital from third parties. Cash provided by financing activities is insufficient to fund the Company’s basic operating activities.

If we are able to obtain additional funding and ramp up our operations, our operations will use increasing amounts of cash in coming quarters, unless and until we are able to generate revenue from our operating activities.

Subject to the availability of funds, which we currently do not have, based on our current business plan, we anticipate that our operating and website development activities will use approximately $100,000 in cash per month over the next twelve months, or $1.2 million. Currently we have virtually no cash on hand, and consequently, we are unable to implement our current business plan. We believe that our operations will not begin to generate positive cash flows until we secure sufficient funding to fully implement our business plan, which funding we currently do not have. Accordingly, we have an immediate and extremely urgent need for capital to fund our operating activities.

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

In addition, as described above, as of August 20, 2018, we are indebted to Kae Park, a significant shareholder, and Howard Baer, her spouse, in the aggregate amount of $1,1,349,252, which is secured by the certain Company assets. As of April 13, 2016 (with an effective date of January 1, 2016), $564,000 of the principal due under the note evidencing this indebtedness is interest bearing at the rate of 10% annually with any remainder being non-interest bearing. The $50,000 advance made March 29, 2018 bears interest at 8%, is secured by the Company’s interest in Crush Mobile, and is due January 31, 2019, as amended. Otherwise, amounts due under the main note are payable on demand. If demand for payment is made, and we are unable to pay the amount due, we would be in default and Ms. Park and Mr. Baer would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

Further, as described above, between February 15, 2018 and June 5, 2018, we received proceeds of $175,000 from John Lemak (and affiliates), a related party and significant shareholder, for which both interest bearing and non-interest bearing notes were issued. The notes, as extended, mature on January 31, 2019, as amended, with certain notes secured by certain of the Company’s URLs and websites (www.weedepot.com, www.ratemystrain.com, www.marijuanamd.com and www.420careers.com). The Company had total notes payable to this related party of $882,936 at November 14, 2018. The $25,000 advance made March 29, 2018 bears interest at 8%, is secured by a subordinated interest in the Company’s interest in Crush Mobile (pari passu with Park) and is due January 31, 2019, as amended. If the notes due January 31, 2019 are not extended again, and we are unable to pay the amount due, which we cannot currently pay, then we would be in default and Mr. Lemak and his affiliates would have the right to sell our assets to satisfy the amounts due them under the promissory note. In such event, shareholders of the company would lose their entire investment in the Company.

As described above, form January 1, 2018 through October 31, 2018 we raised an aggregate of $557,150 from the sale of convertible notes, which will mature at various dates in 2019. Currently, we do not have the funds necessary to repay these notes.  If we are unable to pay these notes as they become due, there will be an event of default under the notes, as applicable, which would have material adverse effect on our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2018, the Company issued 2,676,400 shares of the Company’s commons stock to, as settlement of a payable balance of $26,764, reflecting a price per share of $0.01.  The Company recorded a gain on settlement of $5,353 related to this transaction.

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

Item 3. Defaults upon Senior Securities

As of November 14, 2018, the Company is in default under the following promissory notes:

Notes in the aggregate principal amount of $34,900 were due July 8, 2015.  The aggregate amount in default as of the date of this report was approximately $41,968, consisting of $34,900 in unpaid principal and approximately $7,068 in unpaid interest.

Notes in the aggregate principal amount of $45,000 were due on or around December 10, 2015. The aggregate amount in default as of the date of this report was approximately $83,818, consisting of $45,000 in unpaid principal and approximately $8,818 in unpaid interest.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)Exhibits

Identification of Exhibit

3.1	Articles of Incorporation, as amended *
3.2	Bylaws (1)
10.1	Form of Convertible Note dated July 12, 2018 *
10.2	Form of Convertible Note dated August 2, 2018 *
10.3	Form of Convertible Note dated September 13, 2018 *
10.4	Form of Warrant dated September 13, 2018 *
10.5	Form of Convertible Note dated September 19, 2018 *
10.6	Form of Convertible Note dated October 31, 2018 *
31.1	Certification of Principal Executive and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)Filed as Exhibits to our Form S-1 Registration Statement on July 11, 2008 and incorporated herein by reference.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.

(Issuer)

Date:	November 14, 2018	By:	/s/John Venners
John Venners, EVP Operations and Director